Form 10-K
period 2020-12-31
FLAGSTAR BANCORP INC
filed 2021-02-26
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16577
Flagstar Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Michigan			38-3150651
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5151 Corporate Drive,	Troy,	Michigan	48098-2639
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (248) 312-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FBC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒      No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes        No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Smaller Reporting Company	☐
Non-Accelerated Filer	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐.
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($29.43 per share) as reported on the New York Stock Exchange on June 30, 2020, was approximately $2 billion. The registrant does not have any non-voting common equity shares.
    As of February 25, 2021, 52,679,147 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
ACL	Allowance for Credit Losses	HELOAN	Home Equity Loans
AFS	Available for Sale	HELOC	Home Equity Lines of Credit
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HFI	Held for Investment
ALCO	Asset Liability Committee	HOLA	Home Owners Loan Act
AOCI	Accumulated Other Comprehensive Income (Loss)	Home Equity	Second Mortgages, HELOANs, HELOCs
ASU	Accounting Standards Update	HPI	Housing Price Index
Basel III	Basel Committee on Banking Supervision Third Basel Accord	HTM	Held to Maturity
BSA	Bank Secrecy Act	LGG	Loans with Government Guarantees
C&I	Commercial and Industrial	LHFI	Loans Held-for-Investment
CAMELS	Capital, Asset Quality, Management, Earnings, Liquidity and Sensitivity	LHFS	Loans Held-for-Sale
CDARS	Certificates of Deposit Account Registry Service	LIBOR	London Interbank Offered Rate
CD	Certificates of Deposit	LTV	Loan-to-Value Ratio
CECL	Current Expected Credit Losses	Management	Flagstar Bancorp’s Management
CET1	Common Equity Tier 1	MBS	Mortgage-Backed Securities
CLTV	Combined Loan-to-Value	MD&A	Management's Discussion and Analysis
Common Stock	Common Shares	MP Thrift	MP Thrift Investments, L.P.
CRE	Commercial Real Estate	MSR	Mortgage Servicing Rights
CFPB	Consumer Financial Protection Bureau	N/A	Not Applicable
Deposit Beta	The change in the annualized cost of our deposits, divided by the change in the Federal Reserve discount rate	N/M	Not Meaningful
DIF	Deposit Insurance Fund	NASDAQ	National Association of Securities Dealers Automated Quotations
DOJ	United States Department of Justice	NPL	Nonperforming Loan
DOJ Liability	2012 settlement Agreement with the Department of Justice	NYSE	New York Stock Exchange
DTA	Deferred Tax Asset	OCC	Office of the Comptroller of the Currency
EVE	Economic Value of Equity	OCI	Other Comprehensive Income (Loss)
ExLTIP	Executive Long-Term Incentive Program	PPP	Paycheck Protection Program
Fannie Mae	Federal National Mortgage Association	QTL	Qualified Thrift Lending
FASB	Financial Accounting Standards Board	Regulatory Agencies	Board of Governors of the Federal Reserve, Office of the Comptroller of the Currency, U.S. Department of the Treasury, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, Securities and Exchange Commission
FBC	Flagstar Bancorp
FDIC	Federal Deposit Insurance Corporation	REO	Real estate owned and other nonperforming assets, net
Federal Reserve	Board of Governors of the Federal Reserve System	RMBS	Residential Mortgage-Backed Securities
FHA	Federal Housing Administration	RSU	Restricted Stock Unit
FHFA	Federal Housing Finance Agency	RWA	Risk Weighted Assets
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FICO	Fair Isaac Corporation	SNC	Shared National Credit
FOAL	Fallout-Adjusted Locks	SOFR	Secured Overnight Financing Rate
FRB	Federal Reserve Bank	TARP preferred	TARP Fixed Rate Cumulative Perpetual Preferred Stock, Series C
Freddie Mac	Federal Home Loan Mortgage Corporation	TDR	Trouble Debt Restructuring
FTE	Full Time Equivalent	TILA-RESPA	Truth in Lending Act-Real Estate Settlement Procedures Act
GAAP	Generally Accepted Accounting Principles	UPB	Unpaid Principal Balance
Ginnie Mae	Government National Mortgage Association	U.S. Treasury	United States Department of Treasury
GLBA	Gramm-Leach Bliley Act	VIE	Variable Interest Entity
GNMA	Government National Mortgage Association	XBRL	eXtensible Business Reporting Language

FORWARD-LOOKING STATEMENTS

    Certain statements in this Form 10-K, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In addition, we may make forward-looking statements in our other documents filed with or furnished to the SEC, and Management may make forward-looking statements orally to analysts, investors, representatives of the media and others.

Generally, forward-looking statements are not based on historical facts but instead represent Management’s current beliefs and expectations regarding future events and are subject to significant risks and uncertainties. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, may increase, may fluctuate and similar expressions or future or conditional verbs such as will, should, would and could. Our actual results and capital and other financial conditions may differ materially from those described in the forward-looking statements depending upon a variety of factors, including without limitation the precautionary statements included within each individual business’ discussion and analysis of our results of operations and the risk factors listed and described in Item 1A. to Part I, Risk Factors.

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

Introduction

    We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide commercial and consumer banking services and we are the 6th largest bank mortgage originator in the nation and the 6th largest subservicer of mortgage loans nationwide. At December 31, 2020, we had 5,214 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC".

    Our relationship-based business model leverages our full-service bank's capabilities and our national mortgage platform to create and build financial solutions for our customers. At December 31, 2020, we operated 158 full service banking branches that offer a full set of banking products to consumer, commercial and government customers. Our banking footprint spans Michigan, Indiana, California, Wisconsin, Ohio and contiguous states.

    We originate mortgages through a network of brokers and correspondents in all 50 states and our own loan officers, which includes our direct lending team, from 103 retail locations and 3 call centers in 28 states. We are also a leading national servicer of mortgage loans and provide complementary ancillary offerings including MSR lending, servicing advance lending and MSR recapture services.

Human Capital Management

Our culture is defined by our corporate values: Service, Trust, Accountability and Results ("STAR"). To continue to deliver on these values, it is crucial that we attract and retain talent by creating an inclusive, equitable, safe and healthy workplace. We strive to build and maintain high-performing teams and provide opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, and health and welfare programs. As of December 31, 2020, we had 5,214 FTE employees, compared to 4,453 FTE employees as of December 31, 2019.

Employee benefits and well-being. We provide a competitive, market-based compensation and benefits program to help meet the needs of our employees. In addition to salaries, these programs include annual bonuses or incentives based on individual and company performance metrics, equity-based incentives, an Employee Stock Purchase Plan, a 401(k) Plan with employer matching contribution, numerous healthcare options, company-paid life insurance and disability benefits, the opportunity to receive an annual company contribution into a health savings account, flexible spending accounts, numerous voluntary plan offerings, paid time off (including self-selected time off for community involvement and wellness), and company-paid Employee Assistance Plan and financial counseling programs.

Talent development and retention. Our associates are the driving force behind our success, underpinning every aspect of our strategy and helping us deliver value to our customers, shareholders and communities. We strive to enhance the skills of our workforce by offering collaborative and effective training programs, including eLearning opportunities. We offer a Leading Like a STAR management development program, as well as a STAR Values development program for all team members, which is a suite of workshops focused on our company's core values.

Diversity, equity and inclusion. A diverse workforce is critical to our long-term success. We strive to build and leverage a diverse, inclusive and engaged workforce that inspires all individuals to work together towards a common goal of superior business results by embracing the unique needs and objectives of our customers and community. We strive to achieve this by hiring great people who represent the talents, experiences, background and diversity of the communities we serve. In addition, we are focused on crafting financial products and services tailored to make a real difference to our customers. Our commitment is reflected in the policies that govern our workforce, such as our Diversity Pledge and our Diversity, Equity and Inclusion Policy, and is evidenced in our recruiting strategies, diversity and inclusion training and Employee Resource Groups ("ERGs"), which are key to our efforts. Our ERGs provide our associates access to coaching, mentoring and professional development. As of December 31, 2020, our efforts have been focused on the following nine ERG groups within Flagstar: African American, Asian-Indian, Hispanic/Latino, LGBTQ, Military Veterans, Native American, People with Disabilities, Women and Young Professionals.

Employee engagement. We regularly conduct employee surveys to assess the job satisfaction of our employees and use information from the surveys to improve our ability to attract, develop and retain talented employees and ensure we are successful over the long-term.

COVID-19 response and workplace safety. The health and well-being of our team members is our top priority. In response to COVID-19, we implemented additional safety protocols designed to protect the health and safety of our employees and customers. These protocols comply with applicable government regulations and guidance and include broad-based work from home requirements (where practical), redeployment of employees (where practical), travel restrictions, social distancing, mandatory use of facial coverings, daily health screenings for onsite workers, safety incident reporting and deep cleaning protocols at all our facilities, including our customer-facing locations. In addition, all training has been moved to a virtual environment, remote workers have been provided with additional equipment and resources as needed, and the company has enhanced communications with employees through video messages, emails and the intranet to further connect and engage its team members.

Operating Segments

    Our operations are conducted through our three operating segments: Community Banking, Mortgage Originations and Mortgage Servicing. For further information, see MD&A - Operating Segments and Note 21 - Segment Information.

Competition

    We face substantial competition in attracting deposits along with generating and servicing loans. Our most direct competition for deposits has historically come from other savings banks, commercial banks and credit unions in our banking footprint. Money market funds, full-service securities brokerage firms and financial technology companies also compete with us for these funds. We compete for deposits by offering a broad range of high-quality customized banking services at competitive rates.

From a lending perspective, we compete with many institutions including commercial banks, national mortgage lenders, local savings banks, credit unions and commercial lenders offering consumer and commercial loans. We compete by offering competitive interest rates, fees and other loan terms through efficient and customized service.

In servicing, we compete primarily against non-bank servicers. The subservicing market in which we operate is also highly competitive and we face competition related to subservicing pricing and service delivery. We compete by offering quality servicing, a robust risk and compliance infrastructure and a model where our mortgage business allows for recapture services to replenish loans for subservicing clients.

Subsidiaries

    We conduct business primarily through our wholly-owned bank subsidiary. In addition, the Bank has wholly-owned subsidiaries through which we conduct business or which are inactive. The Bank and its wholly-owned subsidiaries comprised nearly all of our total assets at December 31, 2020. For further information, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards, Note 7 - Variable Interest Entities and Note 22 - Holding Company Only Financial Statements.

Regulation and Supervision

    The Bank is a federally chartered savings bank, subject to federal regulation and oversight by the OCC. We are also subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the extent permitted by law and the requirements established by the Federal Reserve. The Bank is also subject to the supervision of the CFPB which regulates the offering and provision of consumer financial products or services under federal consumer financial laws. The OCC, FDIC and the CFPB may take regulatory enforcement actions if we do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against us, or any "institution-affiliated party", such as a director, officer, employee, agent or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. The FDIC has additional authority to terminate insurance of accounts, if after notice and hearing, we are found to have engaged in unsafe and unsound practices, including violations of applicable laws and regulations. The federal system of regulation and supervision establishes a comprehensive framework of activities in which to operate and is primarily intended for the protection of depositors and the FDIC's Deposit Insurance Fund rather than our shareholders.

    As a savings and loan holding company, we are required to comply with the rules and regulations of the Federal Reserve. We are required to file certain reports, and we are subject to examination by, and the enforcement authority of, the Federal Reserve. Under the federal securities laws, we are also subject to the rules and regulations of the SEC.

    Any change to laws and regulations, whether by the FDIC, OCC, CFPB, SEC, the Federal Reserve or Congress, could have a materially adverse impact on our operations.

Holding Company Regulation

    Acquisition, Activities and Change in Control. Flagstar Bancorp, Inc. is a unitary savings and loan holding company. We may only conduct, or acquire control of companies engaged in, activities permissible for a unitary savings and loan holding company pursuant to the relevant provisions of the HOLA and relevant regulations. Further, we generally are required to obtain Federal Reserve approval before acquiring direct or indirect ownership or control of any voting shares of another bank, bank holding company, savings associations or savings and loan holding company if we would own or control more than 5 percent of the outstanding shares of any class of voting securities of that entity. Additionally, we are prohibited from acquiring control of a depository institution that is not federally insured or retaining control for more than one year after the date that institution becomes uninsured.

    We may not be acquired unless the transaction is approved by the Federal Reserve. In addition, the GLBA generally restricts a company from acquiring us if that company is engaged directly or indirectly in activities that are not permissible for a savings and loan holding company or financial holding company.

    Volcker Rule. Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) required the federal financial regulatory agencies to adopt rules that prohibit banking entities, including federal savings associations and their and affiliates, from engaging in proprietary trading and investing in and/or sponsoring certain "covered funds." In 2013, the agencies adopted rules to implement section 619. These rules, collectively with section 619, are commonly referred to as the "Volcker Rule." Compliance with the Volcker Rule generally has been required since July 21, 2015. Pursuant to the requirements of the Volcker Rule, we have established a standard compliance program based on the size and complexity of our operations, and we believe we are in compliance with the requirements.
    Capital Requirements. The Bank and Flagstar are currently subject to the regulatory capital framework and guidelines reached by Basel III as adopted by the OCC and Federal Reserve. The OCC and Federal Reserve have risk-based capital adequacy guidelines intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit and recourse arrangements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a material effect on the Consolidated Financial Statements. For additional information, see the Capital section of the MD&A and Note 18 - Regulatory Capital.

    Source of Strength. The Dodd-Frank Act codified the Federal Reserve’s "source of strength" doctrine and extended it to savings and loan holding companies. Under the Dodd-Frank Act, the prudential regulatory agencies are required to promulgate joint rules requiring savings and loan holding companies, such as us, to serve as a source of financial strength for any depository institution subsidiary by maintaining the ability to provide financial assistance in the event the depository institution subsidiary suffers financial distress.

    Collins Amendment. The Collins Amendment to the Dodd-Frank Act established minimum Tier 1 leverage and risk-based capital requirements for insured depository institutions, depository institution holding companies and non-bank financial companies that are supervised by the Federal Reserve. The minimum Tier 1 leverage and risk-based capital requirements are determined by the minimum ratios established by the federal banking agencies that apply to insured depository institutions under the prompt corrective action regulations. The Collins Amendment states that certain hybrid securities, such as trust preferred securities, may be included in Tier 1 capital for bank holding companies that had total assets below $15 billion as of December 31, 2009. As we had total assets below $15 billion as of December 31, 2009, the trust preferred securities classified as long-term debt on our balance sheet are included as Tier 1 capital while they are outstanding, unless we complete an acquisition of a depository institution holding company and we report total assets greater than $15 billion at the end of the quarter in which the acquisition occurs. At our present size, with total assets of $31.0 billion as of December 31, 2020, an acquisition of a depository holding company would likely cause our trust preferred securities totaling $247 million as of December 31, 2020 to no longer be included in Tier 1 capital and, therefore, to be included in Tier 2 capital.

Banking Regulation

    FDIC Insurance and Assessment. The FDIC insures the deposits of the Bank and such insurance is backed by the full faith and credit of the U.S. government through the DIF. The FDIC maintains the DIF by assessing each financial institution an insurance premium. The FDIC-defined deposit insurance assessment base for an insured depository institution is equal to the average consolidated total assets during the assessment period, minus average tangible equity.

    Affiliate Transaction Restrictions. The Bank is subject to the affiliate and insider transaction rules applicable to member banks of the Federal Reserve as well as additional limitations imposed by the OCC. These provisions prohibit or limit the Bank from extending credit to, or entering into certain transactions with, principal stockholders, directors and executive officers of the banking institution and certain of its affiliates. The Dodd-Frank Act imposed further restrictions on transactions with certain affiliates and extension of credit to principal stockholders, directors and executive officers, .

    Limitation on Capital Distributions. The OCC and FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. An application to the OCC by the Bank may be required based on a number of factors including whether the institution qualifies as an eligible savings association under the OCC rules and regulations, if the institution would not be at least adequately capitalized following the distribution or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. In addition, as a subsidiary of a savings and loan holding company, a 30-day notice from the Bank must be provided to the FRB prior to declaring or paying any dividend to the holding company. Additional restrictions on dividends apply if the Bank fails the QTL test. To pass the QTL test, the Bank must hold more than 65 percent qualified thrift assets as a percent of its total portfolio assets in at least nine of the last twelve rolling months. As of December 31, 2020, the Bank has passed the QTL test in ten of the last twelve months and remains in compliance.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

    The Economic Growth, Regulatory Relief, and Consumer Protection Act (“Economic Growth Act”) repealed or modified several provisions of the Dodd-Frank Act. Certain key aspects of the Economic Growth Act that have the potential to affect the Company’s business and results of operations include:

•Raising the total asset threshold from $50 billion to $250 billion at which bank holding companies are required to conduct periodic company-run stress tests mandated by the Dodd-Frank Act.
•Clarifying the definition of high volatility commercial real estate loans to ease the regulatory burden associated with the identification of loans that meet qualifying criteria.
•Providing that certain reciprocal deposits shall not be considered brokered deposits, subject to certain limitations.
•Allowing the Bank, as a federal savings association with less than $20 billion in total assets as of December 31, 2017, the option to elect to operate as covered savings associations (similar to a national bank) without changing its charter.

Consumer Protection Laws and Regulations

    The Bank is subject to a number of federal consumer protection laws and regulations. These include, among others, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Service Members Civil Relief Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, electronic funds transfer laws, redlining laws, predatory lending laws, laws prohibiting unfair, deceptive or abusive acts or practices in connection with the offer, or sale of consumer financial products or services and the GLBA and California Consumer Protection Act regarding customer privacy and data security.

    The Bank is subject to supervision by the CFPB, which has responsibility for enforcing federal consumer financial laws. The CFPB has broad rule-making authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers, including prohibitions against unfair, deceptive, abusive acts or practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service including regulations related to the origination and servicing of residential mortgages. The Bank is subject to the CFPB’s supervisory, examination and enforcement authority. As a result, we could incur increased costs, potential litigation or be materially limited or restricted in our business, product offerings or services in the future.

    Due to regulatory focus on compliance with consumer protection laws and regulations, portions of our lending operations which most directly deal with consumers, including mortgage and consumer lending, may pose particular challenges. Further, the CFPB continues to propose new rules and to amend existing rules. While we are not aware of any material compliance issues related to our mortgage and consumer lending practices, the focus of regulators and the changes to regulations may increase our compliance risk. Despite the supervision and oversight we exercise in these areas, failure to comply with these regulations could result in the Bank being liable for damages to individual borrowers or other imposed penalties.

    Additionally, the Equal Credit Opportunity Act and the Fair Housing Act prohibit financial institutions from engaging in discriminatory lending practices. The DOJ, CFPB and other agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in class action litigation. A successful challenge to the Bank's performance under the fair lending laws and regulations could adversely impact the Bank's rating under the Community Reinvestment Act and result in a wide variety of sanctions or penalties or limit certain revenue channels.

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

    We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") available free of charge on our website at www.flagstar.com, under "Investor Relations", as soon as reasonably practicable after we electronically file or furnish such material with the SEC. These reports are also available without charge on the SEC website at www.sec.gov.

ITEM 1A. RISK FACTORS

    Our financial condition and results of operations may be adversely affected by various factors, many of which are beyond our control, including the current pandemic resulting from COVID-19. In addition to the factors identified elsewhere in this Report, we believe the most significant risk factors affecting our business are set forth below.

    The below description of risk factors is not exhaustive. Other risk factors are described elsewhere herein as well as in other reports and documents that we file with or furnish to the SEC. Other factors that could also cause results to differ from our expectations may not be described herein or in any such report or document.

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

Domestic and international fiscal and monetary policies also affect our business. Central bank actions, particularly those of the Federal Reserve, can affect the value of financial instruments and other assets, such as investment securities and MSRs; their policies can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in fiscal and monetary policies are beyond our control and difficult to predict, but could have an adverse impact on our capital requirements and the cost of running our business.

We are currently in the midst of a health crisis as a result of COVID-19. The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects are uncertain. In addition, the pandemic has resulted in temporary or permanent closures of many businesses as well as the institution of social distancing and sheltering in place requirements in many states and communities. Some states and communities have reopened and may be at risk of restrictions again in the future. As a result, the demand for our products and services may be negatively impacted. Our ongoing response to COVID-19, including setting up new programs specified in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), such as the PPP, and our long-term effectiveness while working remotely, could have a significant, lasting impact on our operations, financial condition and reputation. The extent to which COVID-19 impacts our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

The response to the pandemic resulted in a strong contraction in our economy, increased market volatility and uncertainty in our capital markets, most notably impacting workers and small businesses. The economic health of these businesses may depend upon the fiscal assistance provided by the CARES Act, government stimulus approved in December 2020 or future acts taken by Congress. The CARES Act is the largest deployment of capital ever authorized by Congress with several provisions designed to ensure banks are able to provide assistance and relief to consumers and businesses. Although government intervention is intended to mitigate economic uncertainties, these programs may not be broad or specific enough to mitigate the economic risks of COVID-19, which may lead to adverse results.

The adverse economic conditions have and will have an impact on our customers. Some of these customers have and may continue to experience unemployment and a loss of revenue, leading to a lack of cash flows. These lower cash flows in some instances have caused our customers to draw on the lines of credit we have extended to them and to withdraw their deposits from the Bank. Both of these actions could have an adverse impact on our liquidity position. Additionally, the ability of our borrowers to make payments timely on outstanding loans, the value of collateral securing those loans, and demand for loans and other products and services that we offer have been, and may continue to be, adversely impacted by COVID-19. Until the effects of the pandemic subside, we expect continued draws on lines of credit and increased loan defaults and losses.

Even after the pandemic subsides, the U.S. economy may continue to experience a recession; therefore, we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S.

We are asset sensitive, which means changes in interest rates could adversely affect our financial condition and results of operations including our net interest margin, mortgage related assets, and our investment portfolio.

    Our financial condition and results of operations could be significantly affected by changes in interest rates and the yield curve. Our financial results depend substantially on net interest income. Net interest income represented 29 percent of our total revenue for the full year ended December 31, 2020.

    Changes in interest rates may affect the expected average life of our mortgage LHFI, mortgage-backed securities and, to a lesser extent, our commercial loans. Decreases in interest rates can trigger an increase in prepayments of our loans and mortgage-backed securities as borrowers refinance to reduce their own borrowing costs. Conversely, increases in interest rates may decrease loan refinance activity which can negatively impact our mortgage business.

    The fair value of our fixed-rate financial instruments, including certain LHFI, LHFS, and investment securities is affected by changes in interest rates. If interest rates increase, the fair value of our fixed-rate financial instruments will generally decline and, therefore, have a negative effect on our financial results. We use derivatives to hedge the fair value of certain of our financial instruments including the use of TBAs and other derivatives to hedge our LHFS portfolio. These strategies may expose us to basis risk and we may not be able to fully hedge certain interest rate risks.

    Additionally, the fair value of our MSRs is highly sensitive to changes in interest rates and changes in market implied interest rate volatility. Decreases in interest rates can trigger an increase in actual repayments and market expectation for higher levels of repayments in the future which have a negative impact on MSR fair value. Conversely, higher rates typically drive lower repayments which results in an increase in the MSR fair value. We utilize derivatives to manage the impact of changes in the fair value of the MSRs. We may have basis risk and our risk management strategies, which rely on assumptions or projections, may not adequately mitigate the impact of changes in interest rates, interest rate volatility, credit spreads, or prepayment speeds, and, as a result, the change in the fair value of MSRs may negatively impact earnings.

In response to COVID-19, the Federal Reserve reduced the Federal Funds Rate to zero percent in March 2020. The Federal Reserve may continue to keep interest rates low or even use negative interest rates if warranted by economic conditions. Although many of our commercial loans have floors, our banking revenue, representing approximately 30 percent of our revenue, is tied to interest rates; an extended period of operations in a zero- or negative-rate environment could negatively impact profitability.

In addition, the Federal Reserve initiated new quantitative easing programs, including buying securities at various points in time, resulting in disruptions to the mortgage-backed securities market. There is a risk that the Federal Reserve may take additional actions in the future or elect to stop their current actions which could disrupt the market and have an adverse impact on our mortgage gain on sale or other financial results. Further, the impact of these actions has caused the financial instruments we use to manage our interest rate and market risks to be less effective at times, which could have a materially adverse impact on our operations and financial condition.

See MD&A - Market Risk for our net interest income sensitivity testing.

Rising mortgage rates and adverse changes in mortgage market conditions could reduce mortgage revenue.

    In 2020, approximately 62 percent of our revenue was derived from our Mortgage Origination segment which includes activities related to the origination and sale of residential mortgages. The residential real estate mortgage lending business is sensitive to changes in interest rates. Lower interest rates generally increase the volume of mortgage originations, while higher interest rates generally cause that volume to decrease. Therefore, our mortgage performance is typically correlated to fluctuations in interest rates, primarily the 10-year U.S. Treasury rate. Historically, mortgage origination volume and sales for the Bank and for other financial institutions have risen and fallen in response to these and other factors. An increase in interest rates and/or a decrease in our mortgage production volume could have a materially adverse effect on our operating results. The 10-year U.S. Treasury rate was 0.93 percent at December 31, 2020, and averaged 0.89 percent during 2020, 125 basis points lower than average rates experienced during 2019. The sustained lower rates experienced throughout 2020 positively impacted the mortgage market including our loan origination volume and refinancing activity, which may not persist.

    In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and investor yield requirements for these loans. These conditions may fluctuate or worsen in the future. Adverse market conditions, including increased volatility and reduced market demand, could result in greater risk in retaining mortgage loans pending their sale to investors. A prolonged period of secondary market illiquidity may result in a reduction of our loan mortgage production volume and could have a materially adverse effect on our financial condition and results of operations.

    Our mortgage origination business is also subject to the cyclical and seasonal trends of the real estate market. The cyclical nature of our industry could lead to periods of strong growth in the mortgage and real estate markets followed by periods of sharp declines and losses in such markets. Seasonal trends have historically reflected the general patterns of residential and commercial real estate sales, which typically peak in the spring and summer seasons. One of the primary influences on our mortgage business is the aggregate demand for mortgage loans, which is affected by prevailing interest rates, housing supply and demand, residential construction trends, and overall economic conditions. If we are unable to respond to the cyclical nature of our industry by appropriately adjusting our operations or relying on the strength of our other product offerings during cyclical downturns, our business, financial condition, and results of operations could be adversely affected.

Mortgage forbearance levels and delayed foreclosures due to federal legislation could result in a decrease in service fee income and an increase in service costs.

As a result of federal legislation in response to COVID-19, we are required to provide mortgage forbearances to individuals with single-family, federally backed mortgages, such as those that we service which underlie our mortgage servicing rights, due to COVID-19 related difficulties. In addition, we waived fees for an extended time period in the early portion of the pandemic as customers dealt with the crisis, which we may again do in the future. This could result in a reduction in servicing fee income and a higher cost to service. As customers are not making payments on their mortgage, we cover their payments for a temporary time period until the investors make us whole. Additionally, MSR transactions customarily contain early payment default provisions. If a customer requests forbearance on the residential mortgage loans underlying the MSRs we have sold, generally within 90 days following the sale, we may be contractually obligated to refund the purchase price of the MSR or pay a fee to the purchaser. These actions could result in financial, operational, credit and compliance risk as we navigate government requirements and our ability to modify our systems to account for these changes while maintaining an adequate internal control structure.

Our application of forbearance, any loan payment deferrals that we grant, the servicing advances we are required to make, and any escrow advances we are required to make while a loan is in forbearance could result in us carrying significant asset balances. This could result in a reduction in our liquidity and cause a reduction in our capital ratios. The combination of these impacts along with other impacts, could cause us to not have sufficient liquidity or capital.

We are not aging receivables for customers who have been granted a payment holiday, payment deferral, or forbearance. Therefore, there is a risk that subsequently customers may still be unable to make their payments, resulting in delinquencies at a higher rate than what is typical and a higher percentage of loans in nonaccrual status. Additionally, for consumer loans, current payments typically provide the primary evidence of a borrower’s ability and intent to repay the loan. Therefore, during the forbearance, deferral, or payment holiday period we may not be able to discern which loans can be repaid and which require timely action to manage the potential for loss to a lower level. Consequently, when a borrower is unable to repay the loan, our losses could be higher than we have experienced in the past. In addition, newly originated or acquired mortgage loans could potentially request forbearance prior to us selling the loan, resulting in a higher carrying cost for us as we may not be able to sell them into the market at all or at prices we would accept.

See MD&A - Payment Deferrals for details on borrowers currently participating in a forbearance program.

We are highly dependent on the Agencies to buy mortgage loans that we originate. Changes in these entities and changes in the manner or volume of loans they purchase or their current roles could adversely affect our business, financial condition and results of operations.

    We generate mortgage revenues primarily from gains on the sale of single-family residential loans pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and other investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. During the year ended December 31, 2020, we sold approximately 79 percent of our mortgage loans to Fannie Mae and Freddie Mac and 12 percent to Ginnie Mae. Any future changes in these programs, our eligibility to participate in such programs, their concentration limits with respect to loans purchased from us, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, result in a lower volume of corresponding loan originations or other administrative costs which may have a materially adverse effect on our results of operations or could cause us to take other actions that would be materially detrimental.

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

We originate non-conforming "jumbo" residential mortgage loans for sale into either the private loan securitization market through a 144A offering or through whole loan sales. Demand for these loans or securities can change based on economic conditions which may adversely impact our ability to sell them.

Jumbo residential mortgage loans have principal balances that exceed the applicable conforming loan limits, as specified by the FHFA, known as the National Conforming Loan Limit ("Jumbo Loans"). We originate Jumbo Loans and hold these loans in our HFS portfolio prior to sale. Jumbo Loans tend to be less liquid than conforming loans, which may make it more difficult for us to sell these loans if investor demand decreases. If we are unable to sell these loans, they remain in our HFS portfolio, we retain the credit risk and we do not receive sale proceeds that could be used to generate new loans. Further, these loans remain on the balance sheet utilizing capital which could impact our overall balance sheet management strategy.

Changes in the servicing, origination, or underwriting guidelines or criteria required by the Agencies could adversely affect our business, financial condition and results of operations.

    We are required to follow specific guidelines or criteria that impact the way we originate, underwrite or service loans. Guidelines include credit standards for mortgage loans, our staffing levels and other servicing practices, the servicing and ancillary fees that we may charge, modification standards and procedures, and the amount of non-reimbursable advances.

    We cannot negotiate these terms, which are subject to change at any time, with the Agencies. A significant change in these guidelines, which decreases the fees we charge or requires us to expend additional resources in providing mortgage services, could decrease our revenues or increase our costs, adversely affecting our business, financial condition, and results of operations.

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

    On July 27, 2017, the United Kingdom Financial Conduct Authority, which oversees LIBOR, formally announced that it could not assure the continued existence of LIBOR in its current form beyond the end of 2021 and that an orderly transition process to one or more alternative benchmarks should begin. In June 2017, the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions organized by the Federal Reserve, announced that it had selected a modified version of the unpublished Broad Treasuries Financing Rate as the preferred alternative reference rate for U.S. dollar obligations. This rate, now referred to as the Secured Overnight Financing Rate ("SOFR"), which was first published during the beginning of 2018, is based on actual transactions in certain portions of overnight repurchase agreement markets for certain U.S. Treasury obligations.

    In November 2020, the FCA announced that it would continue to publish LIBOR rates through June 30, 2023. It is unclear whether, or in what form, LIBOR will continue to exist after that date. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, revenue and expenses associated with interest rates and underlying valuation assumptions on our loans, deposits, obligations, derivatives, and other financial instruments tied to LIBOR rates and models that utilize LIBOR curves may be adversely affected. Additionally, whether or not SOFR attains market traction as a replacement to LIBOR remains in question and it remains uncertain at this time what the impact of a possible transition to SOFR or other alternative reference rates may have on our business, financial results and operations.

To effectively manage our MSR concentration risk we may have to sell our MSRs when market conditions are not optimal or hold MSRs at a level which is punitive to our Common Equity Tier 1 capital (CET1) under Basel III.

    We are subject to capital standards requirements, including requirements of the Dodd-Frank Act and those developed by the Bank's regulators based on the Basel Committee on Banking Supervision, commonly referred to as Basel III. Basel III established a qualifying criteria for regulatory capital, including limitations on the amount of DTAs and MSRs that may be held without triggering higher capital requirements. Effective January 1, 2020, Basel III (post-regulatory simplification) limits the amount of MSRs and DTAs each to 25 percent of CET1. Volatility of interest rates, market disruption or the financial weakness of some traditional buyers of mortgage servicing rights could cause uncertainty with respect to our ability to sell mortgage servicing rights. Should the level of mortgage servicing rights exceed 25 percent of common equity tier one capital, we are required to deduct the excess in determining our regulatory capital levels. If we are unable to sell mortgage servicing rights on a timely basis, there could be negative impacts to our regulatory capital or an impact on our pricing for mortgage loans which could negatively impact our mortgage origination business and our financial condition.

    As of December 31, 2020, we had $329 million in MSRs and a MSR to Common Equity Tier 1 Capital ratio of 16.2 percent. We produced, on average, approximately $67 million of new MSRs per quarter in 2020 and we expect to continue to generate MSRs going forward. Considering the volume of MSRs that we generate, we must continually sell MSRs to manage the concentration of this asset. In 2020, we sold $71 million in MSRs and as of December 31, 2020, we had pending MSR sales with a fair value of $8 million, which closed during the first quarter of 2021. In 2020, we also sold $5.1 billion of outstanding principal via flow sale arrangements, in which Flagstar assigns the servicing right to a third-party investor at the time of sale and the rights, risks, and rewards of holding the MSR asset are never titled in the name of Flagstar. While our established plan to manage our MSR concentration incorporates our production volumes and required sales, no assurance can be given that we will be able to do so. Additionally, to manage our MSR concentration, we may have to sell our MSRs at a price less than their fair value due to market constraints present at the time of sale which could have an adverse effect on our financial condition and results of operations.

    Refer to MD&A - Regulatory Capital Simplification and Note 18 for more detail.

Our ACL could be too low to sufficiently cover future credit losses. Our estimate of expected lifetime losses is imperfect and includes a degree management judgment.

    Our ACL, which reflects our estimate of expected lifetime losses in the HFI loan portfolio and our reserve for unfunded commitments, at December 31, 2020, may not be sufficient to cover actual credit losses. If this allowance is insufficient, future provisions for credit losses could adversely affect our financial condition and results of operations. We attempt to limit the risk that borrowers will fail to repay loans by carefully underwriting our loans; but losses nevertheless occur in the ordinary course of business. Our ACL is based on our estimate of lifetime losses in the loan portfolio at December 31, 2020. We establish an allowance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The determination of an appropriate level of allowance is a subjective process that requires significant management judgment, including determination of the reasonable and supportable forecast period, forecasting economic conditions and the qualitative assessment of each loan portfolio. New information regarding existing loans, identification of additional problem loans, failure of borrowers and guarantors to perform in accordance with the terms of their loans, and other factors, both within and outside of our control, may require an increase in the ACL. Moreover, our regulators, as part of their supervisory function, periodically review our ACL and may recommend we increase the amount of our ACL based upon their judgment, which may be different from that of Management.

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

The current pandemic has resulted in the environment changing rapidly resulting in the increased risk of inaccurate forecasts because they depend upon significant judgments and estimates, which can be even more challenging in an environment of uncertainty. The calculation for ACL is complex and the associated risk could impact our results of operations and may place stress on our internal controls over financial reporting.

We have loan exposures to industries that have been impacted more severely by COVID-19 including:

As of December 31, 2020
Loan Exposure
(Dollars in millions)
Retail	$298
Hotel	$279
Leisure & Entertainment	$148
Senior Housing	$145
Automotive	$79
Healthcare	$22

Concentration of loans held-for-investment in certain geographic locations and markets may increase the magnitude of potential losses should defaults occur.

    Our residential mortgage loan portfolio is geographically concentrated in certain states, including California and Michigan which comprise approximately 55 percent of the portfolio. In addition, our commercial loan portfolio has a concentration of Michigan-lending relationships. Approximately 40 percent of our CRE loans are collateralized by properties in Michigan, and 35 percent of our C&I borrowers are located in Michigan. These concentrations have made, and will continue to make, our loan portfolio susceptible to downturns in these local economies and the real estate and mortgage markets in these areas. Adverse conditions that are beyond our control may affect these areas, including unemployment, inflation, recession, natural disasters, declining property values, municipal bankruptcies and other factors which could increase both the probability and severity of defaults in our loan portfolio, reduce our ability to generate new loans and negatively affect our financial results.

    Commercial loans, excluding our warehouse loans, generally expose us to a greater risk of nonpayment and loss than residential real estate loans due to the more complex nature of underwriting. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. At December 31, 2020, our largest CRE and C&I borrowers had outstanding loans of $83 million and $74 million, respectively. Further, we have commitments up to $100 million in our CRE and C&I portfolios. As such, a default by one of our larger borrowers could result in a significant loss relative to our ACL. Additionally, secured loans, including residential and commercial real estate, may experience changes in the underlying collateral value due to adverse market conditions which could result in increased charge-offs in the event of a loan default.

    Our home builder finance portfolio had $783 million in outstanding loans at December 31, 2020. The home builder lending portfolio contains secured and unsecured loans within our CRE and C&I portfolios. Our lending platform originates loans throughout the U.S., with regional offices in Houston, Phoenix and Denver. Our home builder lending business may be impacted by overall economic conditions in the areas builders operate as well as new home construction rates and trends.

    At December 31, 2020, our adjustable-rate warehouse lines of credit granted to other mortgage lenders was $10.5 billion of which $7.7 billion was outstanding. There may be risks associated with the mortgage lenders that borrow from the Bank, including credit risk, inadequate underwriting, and potential fraud against the Bank. At December 31, 2020, our largest borrower had an outstanding balance of $180 million. A default by one of our larger warehouse borrowers could result in a large loss relative to our size. Additionally, adverse changes to industry competition, mortgage demand and the interest rate environment may have a negative impact on warehouse lending.

Liquidity risk may affect our ability to meet obligations and impact our ability to grow our business.

    We require substantial liquidity to repay our customers' deposits, fulfill loan demand, meet borrowing obligations, and fund our operations under both normal and unforeseen circumstances which may cause liquidity stress. Our liquidity could be impaired by our inability to access the capital markets or unforeseen outflows of deposits. Our access to and cost of liquidity is dependent on various factors including, but not limited to, declining financial results; balance sheet and financial leverage; disruptions in the capital markets; counterparty availability; interest rate fluctuations; general economic conditions; and legal, regulatory, accounting and tax environments governing funding transactions. A material deterioration in these factors could result in a downgrade of our credit or servicer standing with counterparties, resulting in higher cash outflows which could require us to raise capital or obtain additional access to liquidity. If we are restricted from accessing certain funding sources by our regulators, are unable to arrange for new financing on acceptable terms, or default on any of the covenants imposed upon us by our borrowing facilities, then we may have to limit our growth, reduce the number of loans we are able to originate, or take actions that could have other negative effects on our operations.

We are a holding company and are, therefore, dependent on the Bank for funding of obligations.

    As a holding company with no significant assets other than the capital stock of the Bank and cash on hand, our ability to service our debt, including interest payments on our senior notes and trust preferred securities; pay dividends; repurchase shares of our common stock; pay for certain services we purchase from the Bank; and cover operating expenses, depend upon available cash on hand and the receipt of dividends from the Bank. The holding company had cash and cash equivalents of $305 million at December 31, 2020, or approximately 1.4 years of future anticipated cash outflows, dividend payments, share repurchases, and debt service coverage. Operating expenses, which include costs paid to the Bank, totaled $39 million for the year ended December 31, 2020. On January 22, 2021, we repaid our Senior Notes which reduced the holding company's cash and cash equivalents to $42 million as of January 31, 2021. The declaration and payment of dividends by the Bank on all classes of its capital stock are subject to the discretion of the Bank's Board of Directors and to applicable regulatory and legal limitations. If the Bank does not, or cannot, make sufficient dividend payments to us, we may not be able to service or repay our debt when it comes due, which could have a materially adverse effect on our financial condition and results of operations or could cause us to take other actions which could be materially detrimental to our shareholders.

Regulatory Risk

We depend upon having FDIC insurance to raise deposit funding at reasonable rates. Future changes in deposit insurance premiums and special FDIC assessments could adversely affect our earnings.

    The Dodd-Frank Act required the FDIC to substantially revise its regulations for determining the amount of an institution's deposit insurance premiums. Consequently, the FDIC has defined the deposit insurance assessment base for an insured depository institution as average consolidated total assets during the assessment period minus average Tier 1 Capital. Our assessment rate is determined through the use of a scorecard that combines our CAMELS ratings with certain other financial information. Changes in the level and mix of these financial components in the scorecard may result in a higher assessment rate. The FDIC may determine that we present a higher risk to the DIF than other banks due to various factors. These factors include significant risks relating to interest rates, loan portfolio and geographic concentration, concentration of high credit risk loans, increased loan losses, regulatory compliance, existing and future litigation, and other factors. As a result, we could be subject to higher deposit insurance premiums and special assessments in the future that could adversely affect our earnings.

Non-compliance with laws and regulations could result in fines, sanctions and/or operating restrictions.

    We are subject to government legislation and regulation, including, but not limited to, the USA PATRIOT and Bank Secrecy Acts, which require financial institutions to develop programs to detect money laundering, terrorist financing, and other financial crimes. If detected, financial institutions are obligated to report such activity to the Financial Crimes Enforcement Network, a bureau of the United States Department of the Treasury. These regulations require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to establish and maintain a relationship with a financial institution. Failure to comply with these regulations could result in fines, sanctions or restrictions that could have a materially adverse effect on our strategic initiatives and operating results, and could require us to make changes to our operations and the customers that we serve.

    Current laws and applicable regulations are subject to frequent change and, in certain instances, state and federal law may conflict. Any new laws and regulations could make compliance more difficult or expensive, or otherwise adversely affect our business. If our risk management and compliance programs prove to be ineffective, incomplete or inaccurate, we could suffer unexpected losses, which could materially adversely affect our results of operations, our financial condition, and/or our reputation. As part of our federal regulators' enforcement authority, significant civil or criminal monetary penalties, consent orders, or other regulatory actions can be assessed against the Bank. Such actions could require us to make changes to our operations, including the customers that we serve, and may have an adverse impact on our operating results.

Additionally, the CARES Act was passed quickly and regulators rapidly issued clarifying guidance and operationalized programs, such as the PPP. As a result, there is risk that there are subsequent interpretations of guidance or aggressive assertions of wrongdoing in regards to laws, regulations, or applications of guidance which could cause an adverse impact to our financial results or our internal controls. We also may face an increased risk of client disputes, litigation and governmental as well as regulatory scrutiny as a result of the effects of COVID-19 on economic and market conditions.

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

    We rely on third-party service providers to leverage subject matter expertise and industry best practices, provide enhanced products and services, and reduce costs. Although there are benefits in entering into third-party relationships with vendors and others, there are risks associated with such activities. The risks associated with the vendor activity are not passed to the third-party but remain our responsibility. Our Vendor Management department provides oversight related to the overall risk management process associated with third-party relationships. Management is accountable for the review and evaluation of all new and existing third-party relationships and is responsible for ensuring that adequate controls are in place to protect us and our customers from the risks associated with vendor relationships.

    Increased risk could occur based on poor planning, oversight, control, and inferior performance or service on the part of the third-party and may result in legal costs, regulatory fines or loss of business. While we have implemented a vendor management program to actively manage the risks associated with the use of third-party service providers, any problems caused by third-party service providers could result in regulatory noncompliance, adversely affect our ability to deliver products and services to our customers, and to conduct our business. Replacing a third-party service provider could also take a long period of time and result in increased costs.

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

    We rely on the ability of our employees and systems to process a wide variety of transactions. Many of the transactions we process may be of high dollar value, such as those related to mortgage lending and warehouse advances. In 2020, we originated a total of $48 billion in residential mortgage loans and processed $115 billion of warehouse lending advances. We face operational risk from, but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions, errors relating to transaction processing and technology, breaches of our internal control systems or failures of those of our suppliers or counterparties, compliance failures, cyber-attacks, technology failures, system failures, vendor failures, unforeseen problems related to system implementations or upgrades, business continuation and disaster recovery issues, and other external events. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. The occurrence of any of these events could result in a financial loss, regulatory action or damage to our reputation.

We may lose market share to our competitors if we are not able to respond to technological change and introduce new products and services.
    Financial products and services have become increasingly dependent on technology. We may not be able to respond to technological innovations as quickly as our competitors do. Certain of our competitors are making significantly greater investments and allocating significantly more in financial resources toward technological innovations and digital offerings than we historically have. Our ability to meet the needs of our customers and introduce competitive products in a cost-efficient manner depends on our responsiveness to technological advances, investment in new technology as it becomes available, and obtaining and maintaining related essential personnel. Furthermore, the introduction of new technologies and products by financial technology companies and platforms may adversely affect our ability to maintain our customer base, obtain new customers or successfully grow our business. The failure to respond to the product demands of our customers, due to cost, proficiency, or otherwise could have a materially adverse impact on our business and, therefore, on our financial condition and results of operations.

We collect, store and transfer our customers’ and employees' personally identifiable information and other sensitive information. Any cybersecurity attack or other compromise to the security of that information, our computer systems or networks, or the systems or networks of third-party providers upon which we rely, could adversely impact our business and financial condition.

    As a part of conducting our business, we receive, transmit and store a large volume of personally identifiable information and other sensitive data either on our network, in the cloud, or on third party networks and systems. We, and our third-party providers, have been in the past and may in the future be subject to cybersecurity attacks. We, and our third-party providers, are regularly the subject of attempted attacks and the ability of the attackers continues to grow in sophistication. Further, we may not know that an attack occurred until well after the event. Even after discovering an attempt or breach occurred, we may not know the extent of the impact of the attack for some period of time. Such attacks may interrupt our business or compromise the sensitive data of our customers and employees. There can be no assurance that a cybersecurity incident will not have a material impact on our business in the future.

    Cybersecurity risks for banking institutions have increased significantly due to opportunistic threats related to COVID-19, supply chain attacks, foreign actors, new technologies, the reliance on technology to conduct financial transactions and the increased sophistication of organized crime and hackers. A cybersecurity attack, information security breach, phishing or other social engineering incident could adversely impact our ability to conduct business due to the potential costs for remediation, protection and litigation as well as reputational damage with customers, business partners and investors. There are myriad federal, state, local and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and sensitive data. We have policies, processes, and systems in place that are intended to meet the requirements of those laws, including security systems to prevent unauthorized access. Nevertheless, those processes and systems may be inadequate. Also, since we rely upon vendors or other third parties to handle some personally identifiable data on our behalf, we may be responsible if such data is compromised or subject to a cybersecurity attack while in the custody and control of those vendors or third parties.

    The COVID-19 pandemic has resulted in the Bank instituting a work-from-home policy for all staff that are able to work remotely, exposing us to increased cybersecurity risk. Increased levels of remote access may create additional opportunities for cyber criminals to exploit vulnerabilities. We have observed an increase in attempted malicious activity from third parties directed at the Bank and employees may be more susceptible to phishing and social engineering attempts due to increased stress caused by the crisis and from balancing family as well as work responsibilities at home, such as attempts to obtain personally identifiable information. Cybercriminals may be opportunistic about fears about COVID-19 and the higher number of people accessing the network remotely by including malware in emails that appear to include documents providing legitimate information for protecting oneself from COVID-19. The Bank may also be exposed to this risk if the operations of any of its vendors that provide critical services to the Bank are adversely impacted by cyberattacks. Furthermore, with the increased use of virtual private network (“VPN”) servers, there is a risk of security misconfiguration in VPNs resulting in exposing sensitive information on the internet. A significant and sustained malware or other cybersecurity attack targeted at the Bank or any of its vendors that provide critical services to the Bank could have a materially adverse impact on our financial condition and our ability to conduct our overall operations.

Privacy laws are continually evolving and many state and local jurisdictions have laws that differ from federal law or privacy policies, and some of those policies or laws may conflict. For example, California’s Consumer Privacy Act, which went into effect in January 2020, provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom, and opt out of the sale of their personal data, among other rights. If we, or a third-party provider upon which we rely, fail to comply with applicable privacy policies or federal, state, local or international laws and regulations or experience any compromise of security that results in the unauthorized release of personally identifiable information or other sensitive data, those events could damage the reputation of our business and discourage potential users from utilizing our products and services. In addition, insurance may not cover the cost of mitigating identity theft concerns or responding to and mitigating a cybersecurity incident, and we may be subject to fines or legal proceedings by governmental agencies or consumers. Any of these events could adversely affect our business and financial condition.

COVID-19 has exposed our customers and employees to health risks that has caused changes in our workplace, place of business and how our customers behave. As we have and continue to return to in-person activities we may be exposed to additional risks that could have a materially adverse impact on our operations and financial condition.

The Bank has instituted a work-from-home policy for all staff that are able to work remotely until the risks related to the pandemic sufficiently abate. Working remotely creates new challenges and the pace of change required to address government programs and forbearance increases the risk of internal control failure. In addition, consumers affected by the changed economic and market conditions as a result of a pandemic may continue to demonstrate changed behavior even after the crisis is over, including decreases in discretionary spending on a permanent or long-term basis. Almost all of our branch lobbies have re-opened, but at times we may have to limit these branches to drive through service only or temporarily close them to customers due to the health crisis. We have enhanced our cleaning protocols, installed plexiglass shields, and we require our employees to wear masks. This change in business could also result in changes in consumer behavior for which we may not be prepared.

In addition to branch lobbies reopening, with the distribution of the vaccine underway, the Bank is continuously assessing its return to work plan. As employees return to work and business is conducted in-person with customers, employees and customers could be exposed to COVID-19. Although the Bank has taken precautionary measures against the spread of COVID-19 to keep our employees and customers safe, the actions we have taken may not be adequate and may expose us to additional liability.

We may be terminated as a servicer or subservicer or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

    Servicing revenue makes up approximately 12 percent of our total revenue and contributed approximately $7 billion in average custodial deposits during 2020. At December 31, 2020, we had relationships with six owners of MSRs, excluding ourselves, for which we act as subservicer for the mortgage loans they own. Due to the limited number of relationships, discontinuation of existing agreements with those third parties or adverse changes in contractual terms could have a significant negative impact to our mortgage servicing revenue. The terms and conditions in which a master servicer may terminate subservicing contracts are broad and could be exercised at the discretion of the master servicer without requiring cause. Additionally, the master servicer directs the oversight of custodial deposits associated with serviced loans and, to the extent allowable, could choose to transfer the oversight of the Bank's custodial deposits to another depository institution. Further, as servicer or subservicer of loans, we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

We may be required to repurchase mortgage loans, pay fees or indemnify buyers against losses.

    When mortgage loans are sold by us, we make customary representations and warranties to purchasers, guarantors and insurers, including the Agencies, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements may require us to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower or we may be required to pay fees. We may also be subject to litigation relating to these representations and warranties which may result in significant costs. With respect to loans that are originated through our broker or correspondent channels, the remedies we have available against the originating broker or correspondent, if any, may not be as broad as the remedies available to purchasers, guarantors and insurers of mortgage loans against us. We also face further risk that the originating broker or correspondent, if any, may not have the financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser, guarantor or insurer enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, our liquidity, results of operations and financial condition may also be adversely affected.

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

    Our representation and warranty reserve, which is based on an estimate of probable future losses, was $7 million at December 31, 2020. The pipeline represents the UPB for loans the Agencies identified as potentially needing to be repurchased, and the estimated probable loss associated with these loans is included in the reserve. While we believe the level of the reserve to be appropriate, the reserve may not be adequate to cover losses for loans that we have sold or securitized for which we may be subsequently required to repurchase, pay fines or fees, or indemnify purchasers and insurers because of violations of customary representations and warranties. Additionally, the pipeline could increase substantially without warning. Our regulators, as part of their supervisory function, may review our representation and warranty reserve for losses. Our regulators may recommend or require us to increase our reserve, based upon their judgment, which may differ from that of Management.

We utilize third-party mortgage originators which subjects us to strategic, reputation, compliance, and operational risk.

    In 2020, approximately 70 percent of our residential first mortgage volume depended upon the use of third-party mortgage originators, i.e. mortgage brokers and correspondent lenders, who are not our employees. These third parties originate mortgages or provide services to many different banks and other entities. Accordingly, they may have relationships with, or loyalties to, such banks and other parties that are different from those they have with or to us. Failure to maintain good relations with such third-party mortgage originators could have a negative impact on our market share which would negatively impact our results of operations.

    We rely on third-party mortgage originators to originate and document the mortgage loans we purchase or originate. While we perform due diligence on the mortgage companies with whom we do business as well as review the loan files and loan documents we purchase to attempt to detect any irregularities or legal noncompliance, we have less control over these originators than employees of the Bank.

    Due to regulatory scrutiny, our third-party mortgage originators could choose or be required to either reduce the scope of their business or exit the mortgage origination business altogether. The TILA-RESPA Integrated Disclosure Rule issued by the CFPB establishes comprehensive mortgage disclosure requirements for lenders and settlement agents in connection with most closed-end consumer credit transactions secured by real property. The rule requires certain disclosures to be provided to consumers in connection with applying for and closing on a mortgage loan. The rule also mandates the use of specific disclosure forms, timing of communicating information to borrowers, and certain record keeping requirements. The ongoing administrative burden and the system requirements associated with complying with these rules or potential changes to these rules could impact our mortgage volume and increase costs. In addition, these arrangements with third-party mortgage originators and the fees payable by us to such third parties could be subject to regulatory scrutiny and restrictions in the future.

    The Equal Credit Opportunity Act and the Fair Housing Act prohibit discriminatory lending practices by lenders, including financial institutions. Mortgage and consumer lending practices raise compliance risks resulting from the detailed and complex nature of mortgage and consumer lending laws and regulations imposed by federal Regulatory Agencies as well as the relatively independent and diverse operating channels in which loans are originated. As we originate loans through various channels, we, and our third-party mortgage originators, are especially impacted by these laws and regulations and are required to implement appropriate policies and procedures to help ensure compliance with fair lending laws and regulations and to avoid lending practices that result in the disparate treatment of, or disparate impact to, borrowers across our various locations under multiple channels. Failure to comply with these laws and regulations, by us, or our third-party mortgage originators, could result in the Bank being liable for damages to individual borrowers or other imposed penalties.

New lines of business, products, or services may subject us to unknown risks.

    From time to time, we may seek to implement new lines of business or offer new products and services within existing lines of business. There may be substantial risks and uncertainties associated with these efforts particularly in instances where the markets are not fully developed or where there is a conflict between state and federal law. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible, which could result in a materially negative effect on our operating results. New lines of business and/or new products or services also could subject us to additional or conflicting legal or regulatory requirements, increased scrutiny by our regulators and other legal risks.

Other Risk Factors

We are subject to various legal or regulatory investigations and proceedings.

    At any given time, we are involved with a number of legal and regulatory examinations as a part of the routine reviews conducted by regulators and other parties, which may involve consumer protection, employment, tort, and numerous other laws and regulations. Proceedings or actions brought against us may result in judgments, settlements, fines, penalties, injunctions, business improvement orders, consent orders, supervisory agreements, restrictions on our business activities, or other results adverse to us, which could materially and negatively affect our business. If such claims and other matters are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Some of the laws and regulations to which we are subject may provide a private right of action that a consumer or class of consumers may pursue to enforce these laws and regulations. We have been, and may be in the future, subject to stockholder class and derivative actions, which could seek significant damages or other relief. Any financial liability or reputational damage could have a materially adverse effect on our business, which could have a materially adverse effect on our financial condition and results of operations. Claims asserted against us can be highly complicated and slow to develop, making the outcome of such proceedings difficult to predict or estimate early in the process. As a participant in the financial services industry, it is likely that we will be exposed to a high level of litigation and regulatory scrutiny relating to our business and operations.

    Although we establish accruals for legal or regulatory proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal or regulatory proceedings where we face a risk of loss. Due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal and regulatory proceedings, amounts accrued may not represent the ultimate loss to us from the legal and regulatory proceedings in question. As a result, our ultimate losses may be significantly higher than the amounts accrued for legal loss contingencies.

For further information, see Note 19 - Legal Proceedings, Contingencies and Commitments.

We may be required to pay interest on escrow in accordance with certain state laws despite the Federal preemption under the National Bank Act

    In 2018, the Ninth Circuit Federal Court of Appeals held that California state law requiring mortgage servicers to pay interest on certain mortgage escrow accounts was not, as a matter of law, preempted by the National Bank Act (Lusnak v. Bank of America). This ruling goes against the position that regulators, national banks, and other federally-chartered financial institutions have taken regarding the preemption of state-law mortgage escrow interest requirements. The opinion issued by the Ninth Circuit Federal Court of Appeals is legal precedent only in certain parts of the western United States. We are defending similar litigation in California Federal Court, arguing that the Lusnak case was wrongly decided; we believe our situation can be distinguished from Lusnak as a matter of law and California’s interest on escrow law should be preempted as a matter of fact. If the Ninth Circuit’s holding is more broadly adopted by other Federal Circuits, including those covering states that currently have enacted, or in the future may enact, statutes requiring the payment of interest on escrow balances or if we would be required to retroactively credit interest on escrow funds, the Company’s earnings could be adversely affected.

Loss of certain personnel, including key members of the Corporation's management team, could adversely affect the Corporation.

    We are, and will continue to be, dependent upon our management team and other key personnel. Losing the services of one or more key members of our management team or other key personnel could adversely affect our operations. In addition, COVID-19 increases the risk that certain senior executive officers or a member of the Board of Directors could become ill, causing them to be incapacitated or otherwise unable to perform their duties for an extended absence. Furthermore, because of the nature of the disease, multiple people working in close proximity could also become ill, potentially resulting in the same department having extended absences simultaneously; a scenario which could negatively impact the efficiency and effectiveness of processes and internal controls throughout the Bank.

ITEM 1B. UNRESOLVED STAFF COMMENTS

    None.

ITEM 2. PROPERTIES

    Flagstar's headquarters is located in Troy, Michigan at 5151 Corporate Drive, and we have a regional operations office in Jackson, Michigan. We own both headquarters and regional operations office. The square footage of headquarters and regional operations office are 373,213 and 55,500, respectively.

As of December 31, 2020, we operated 158 bank branches in the following states:

	Owned	Leased	Total	Free-Standing Office Building	In-Store Banking Center	Buildings with Other Tenants	Total
Michigan	87	27	114	90	2	22	114
Indiana	27	5	32	31	—	1	32
California	8	—	8	8	—	—	8
Wisconsin	3	—	3	3	—	—	3
Ohio	1	—	1	1	—	—	1
Total	126	32	158	133	2	23	158

    We also have 141 retail mortgage locations, 4 wholesale lending offices and 10 commercial lending offices located throughout 28 states. These locations are primarily leased.

ITEM 3. LEGAL PROCEEDINGS

    See Legal Proceedings in Note 19 - Legal Proceedings, Contingencies and Commitments to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

    Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES

    Our common stock trades on the NYSE under the trading symbol "FBC". At December 31, 2020, there were 52,656,067 shares of our common stock outstanding held by 20,107 stockholders of record.

Dividends

    On January 20, 2021, the Company announced that its Board increased the quarterly common stock dividend from $0.05 to $0.06, effective with the dividend to be paid March 16, 2021. The Company's dividends are subject to the Board's approval on a quarterly basis.

Sale of Unregistered Securities

    The Company made no unregistered sales of its equity securities during the quarter ended December 31, 2020.

Issuer Purchases of Equity Securities

The following table provides information with respect to all purchases of common stock made by or on behalf of the Company during the fiscal quarter ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet be Purchased Under the Plan
October 1, 2020 to October 31, 2020	4,587,647	$32.6965	4,587,647	—
November 1, 2020 to November 30, 2020	—	—	—	—
December 1, 2020 to December 31, 2020	—	—	—	—
(1) On October 28, 2020, the Company purchased 4,587,647 shares of common stock owned by MP Thrift at a purchase price per share of $32.6965 ($150 million total) which is based on the volume-weighted average price of the Company's common stock for the three trading days up to and including October 22, 2020.

    The Company made no purchases of unregistered securities during the quarter ended December 31, 2020.

Equity Compensation Plan Information

    For information with respect to securities to be issued under our equity compensation plans, see Part III, Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of which certain information is hereby incorporated by reference.

Performance Graph

CUMULATIVE TOTAL STOCKHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
DECEMBER 31, 2015 THROUGH DECEMBER 31, 2020

Relative Value
180
160
140
120
100
80
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Flagstar Bancorp
Nasdaq Financial
Nasdaq Bank
S&P Small Cap 600
Russell 2000

	Flagstar Bancorp	Nasdaq Financial	Nasdaq Bank	S&P Small Cap 600	Russell 2000
12/31/2015	100	100	100	100	100
12/31/2016	117	123	135	125	119
12/31/2017	162	139	140	139	135
12/31/2018	114	125	115	126	119
12/31/2019	166	157	139	152	147
12/31/2020	176	159	124	167	174

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the year ended December 31, 2020. This should be read in conjunction with our Consolidated Financial Statements and related notes filed with this report in Part II, Item 8. Financial Statements and Supplementary Data.

We have omitted discussion of 2018 results where it would be redundant to the discussion previously included in Part II, Item 7 of our 2019 Annual Report on Form 10-K.

Results of Operations

    The following table summarizes our results of operations for the periods indicated:

	For the Years Ended December 31,
	2020	2019	Change 2020 vs. 2019
	(Dollars in millions except share data)
Net interest income	$685	$562	$123
Provision for loan losses	149	18	131
Total noninterest income	1,325	610	715
Total noninterest expense	1,157	888	269
Provision for income taxes	166	48	118
Net income	$538	$218	$320
Adjusted net income (1)	$538	$199	$339
Income per share:
Basic	$9.59	$3.85	$5.74
Diluted	$9.52	$3.80	$5.72
Adjusted diluted (1)	$9.52	$3.46	$6.06
Weighted average shares outstanding:
Basic	56,094,542	56,584,238	(489,696)
Diluted	56,505,813	57,238,978	(733,165)
(1) For further information, see Use of Non-GAAP Financial Measures.

The following table summarizes certain selected ratios and statistics for the periods indicated:

	For the Years Ended December 31,
	2020	2019	Change 2020 vs. 2019
Selected Ratios:
Interest rate spread (1)	2.40%	2.52%	(0.12)%
Net interest margin	2.80%	3.05%	(0.25)%
Return on average assets	2.00%	1.05%	0.95%
Adjusted return on average assets (2)	2.00%	0.96%	1.04%
Return on average common equity	26.21%	12.84%	13.37%
Return on average tangible common equity (2)	29.00%	15.15%	13.85%
Adjusted return on average tangible common equity (2)	29.00%	13.87%	15.13%
Common equity-to-assets ratio	7.09%	7.68%	(0.59)%
Common equity-to-assets ratio (average for the period)	7.63%	8.20%	(0.57)%
Efficiency ratio	57.6%	75.8%	(18.20)%
Selected Statistics:
Book value per common share	41.79	31.57	10.22
Tangible book value per share (2)	38.80	28.57	10.23
Number of common shares outstanding	52,656,067	56,631,236	(3,975,169)
(1)Interest rate spread is the difference between the yield earned on average interest-earning assets for the period and the rate of interest paid on average interest-bearing liabilities.
(2) See Use of Non-GAAP Financial Measures for further information.

The year 2020 was an unprecedented year in our history. In March 2020, the COVID-19 outbreak in the United States was declared a national emergency. In response to COVID-19, government programs were enacted to delay contractual payments and provide monetary assistance. At the same time, the Federal Reserve reduced the Federal Funds Rate to zero percent and provided liquidity to the market through rapidly executed quantitative easing. These actions drove mortgage rates to historic lows which resulted in the overall mortgage market expanding to $4.0 trillion for the year ended December 31, 2020, an estimated 76 percent increase compared to the prior year. As a result, industry capacity was constrained versus demand which caused margins to rise and our financial results to significantly improve. Additionally, some of our consumer borrowers were experiencing economic hardship and some of our commercial borrowers had their business activities severely curtailed. To alleviate pressure on our borrowers, we granted payment deferrals or loan forbearance when requested reaching peak levels of [X] that were previously disclosed in [X]. Furthermore, in response to the health crisis, our workforce shifted to work from home. These overarching conditions significantly impacted our business and the explanations throughout the MD&A.

The year ended December 31, 2020 resulted in net income of $538 million, or $9.52 per diluted share. These results compare to 2019 net income of $218 million, or $3.80 per diluted share, and adjusted net income of $199 million, or $3.46 per diluted share, when excluding the $25 million DOJ Liability fair value adjustment in the second quarter of 2019. All three of our operating segments reported an improvement in net income in 2020.

    On an adjusted basis, 2020 annual net income grew 171 percent due largely to increased mortgage revenues as compared to the prior year. Net gain on sales increased $636 million as a result of a $19.6 billion increase in FOAL along with an 81 percent increase in margin which was supported by our continued focus on price discipline, combined with efforts to optimize profitability.

We grew our net interest income $123 million, or 22 percent compared to the prior year driven by growth in average interest-earning assets of $6.0 billion, or 32 percent, despite margin compression caused by interest rate cuts, which occurred in late 2019 and in March 2020. Asset growth was led by our warehouse lending portfolio, which increased $2.6 billion, or 122 percent, and growth in our loans held-for-sale portfolio of $1.6 billion, or 40 percent. This loan growth was benefited from the robust mortgage market during 2020 and was supported by a $3.8 billion increase in average total deposits, driven by higher custodial deposits and growth in retail deposits as customer balances grew due to changes in customer behavior brought on by COVID-19.

We subserviced 1.1 million accounts as of December 31, 2020, flat to prior year, despite the high levels of refinance activity. The servicing business continues to generate custodial deposits which are used as a low-cost funding source to support loan growth. Custodial deposits increased $2.9 billion for the year ended December 31, 2020 compared to the year ended December 31, 2019 driven by higher loan prepayment activity.

Our provision for credit losses for the year ended December 31, 2020 was $166 million, compared to $48 million in the same period of 2019. We adopted CECL on January 1, 2020. We increased our ACL in 2020 due to changes in the economic forecast as a result of the COVID-19 pandemic, especially as it relates to commercial real estate loans and commercial and industrial loans most impacted by the pandemic.

Net Interest Income

    The following table presents details on our net interest margin and net interest income on a consolidated basis:

	For the Years Ended December 31,
	2020			2019
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$5,542	$184	3.33%	$3,952	$170	4.30%
Loans held-for-investment
Residential first mortgage	2,704	92	3.36%	3,173	115	3.61%
Home equity	965	39	4.01%	871	46	5.31%
Other	912	49	5.38%	566	36	6.33%
Total consumer loans	4,581	180	3.90%	4,610	197	4.26%
Commercial real estate	3,030	116	3.77%	2,502	136	5.38%
Commercial and industrial	1,692	63	3.65%	1,708	88	5.10%
Warehouse lending	4,694	190	3.98%	2,112	107	4.99%
Total commercial loans	9,416	369	3.86%	6,322	331	5.17%
Total loans held-for-investment (1)	13,997	549	3.87%	10,932	528	4.79%
Loans with government guarantees	1,571	15	1.04%	553	15	2.66%
Investment securities	2,943	70	2.37%	2,845	77	2.71%
Interest-earning deposits	378	1	0.33%	171	4	2.35%
Total interest-earning assets	$24,431	$819	3.33%	$18,453	$794	4.28%
Other assets	2,477			2,221
Total assets	$26,908			$20,674
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,763	$6	0.27%	$1,345	$11	0.77%
Savings deposits	3,597	19	0.52%	3,220	36	1.13%
Money market deposits	707	1	0.15%	736	2	0.32%
Certificates of deposit	1,831	32	1.83%	2,536	59	2.31%
Total retail deposits	7,898	58	0.73%	7,837	108	1.37%
Government deposits	1,301	7	0.56%	1,186	17	1.46%
Wholesale deposits and other	821	16	1.94%	554	13	2.36%
Total interest-bearing deposits	10,020	81	0.81%	9,577	138	1.44%
Short-term FHLB advances and other	2,807	16	0.58%	2,633	59	2.23%
Long-term FHLB advances	1,066	12	1.10%	425	7	1.59%
Other long-term debt	520	25	4.80%	495	28	5.65%
Total interest-bearing liabilities	$14,413	$134	0.93%	$13,130	$232	1.76%
Noninterest-bearing deposits
Retail deposits and other	1,799			1,291
Custodial deposits	6,725			3,839
Total non-interest bearing deposits (2)	8,524			5,130
Other liabilities	1,919			719
Stockholders’ equity	2,052			1,695
Total liabilities and stockholders' equity	$26,908			$20,674
Net interest-earning assets	$10,018			$5,323
Net interest income		$685			$562
Interest rate spread (3)			2.40%			2.52%
Net interest margin (4)			2.80%			3.05%
Ratio of average interest-earning assets to interest-bearing liabilities			169.5%			140.5%
Total average deposits	$18,544			$14,708
(1)Includes nonaccrual loans, for further information relating to nonaccrual loans, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies.
(2)Includes noninterest-bearing custodial deposits that arise due to the servicing of loans for others.
(3)Interest rate spread is the difference between rates of interest earned on interest earning assets and rates of interest paid on interest-bearing liabilities.
(4)Net interest margin is net interest income divided by average interest earning assets.

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

	For the Years Ended December 31,
	2020 Versus 2019 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(54)	$68	$14
Loans held-for-investment
Residential first mortgage	(6)	(17)	(23)
Home equity	(12)	5	(7)
Other	(9)	22	13
Total consumer loans	(27)	10	(17)
Commercial real estate	(48)	28	(20)
Commercial and industrial	(24)	(1)	(25)
Warehouse lending	(46)	129	83
Total commercial loans	(118)	156	38
Total loans held-for-investment	(145)	166	21
Loans with government guarantees	(27)	27	—
Investment securities	(10)	3	(7)
Interest-earning deposits	(8)	5	(3)
Total interest-earning assets	$(244)	$269	$25
Interest-Bearing Liabilities
Interest-bearing deposits	$(63)	$6	$(57)
Short-term FHLB advances and other	(47)	4	(43)
Long-term FHLB advances	(5)	10	5
Other long-term debt	(4)	1	(3)
Total interest-bearing liabilities	(119)	21	(98)
Change in net interest income	$(125)	$248	$123
•Net interest income increased $123 million for the year ended December 31, 2020. The increase of 32 percent was driven by growth in average interest-earning assets led by the warehouse and LHFS portfolios. Volume growth was partially offset by a 25 basis point decline in net interest margin to 2.80 percent for the year ended December 31, 2020, as compared to 3.05 percent for the year ended December 31, 2019.
•Net interest margin was 2.80 percent for the year ended December 31, 2020, a 25 basis point decrease compared to the prior year. Excluding the 10 basis point decrease attributable to the impact from the $0.8 billion increase in LGG loans that we have the right to repurchase which do not bear interest, net interest margin decreased only 15 basis points. This remaining decrease was largely driven by the impact from the interest rate cuts executed by the Federal Reserve in the fourth quarter of 2019 and March 2020. The impact of rate cuts on interest earnings asset yields were partially offset by a mix shift to higher yielding warehouse loans, active management of retail deposit costs lower and the successful migration of maturing higher cost CDs to lower cost DDA and savings accounts.

•Average interest-earning assets increased $6.0 billion due primarily to growth in the warehouse portfolio, driven by increased volume from growing market share and the favorable mortgage environment, and the LHFS portfolio which benefited from higher volumes from the favorable mortgage environment driven by the low interest rate environment. Average LGG for the year ended December 31, 2020 increased $1.0 billion, as discussed above. Average CRE portfolio increased $0.5 billion driven by broad-based growth prior to the pandemic.

•Average deposits, including non-interest bearing deposits, increased $3.8 billion primarily driven by $2.9 billion higher average custodial deposits which resulted from subservicing growth and higher refinance activity. Total average retail deposits, including non-interest bearing retail deposits, increased $0.6 billion as average customer balances grew due to the impact of COVID-19 on customer behavior and spending patterns. The overall cost of deposits, including non-interest bearing deposits, was 0.44 percent, a decline of 0.50 percent from the prior year. This was primarily due to a greater mix of non-interest bearing deposits. Additionally, as overall interest rates declined, we reduced the rates we offered on substantially all deposit products. Further, as CD balances matured, there was a customer preference to re-deposit into lower-cost DDA and savings accounts, which also contributed to the decrease in the cost of total deposits.

Provision for Credit Losses

    The provision for credit losses was $149 million for the year ended December 31, 2020, compared to a provision of $18 million for the year ended December 31, 2019. We adopted CECL on January 1, 2020. The $131 million increase is reflective of changes in the economic forecast used in the ACL models and judgment we applied related to those forecasts as a result of the ongoing COVID-19 pandemic.

    For further information, see MD&A - Credit Risk.

Noninterest Income

    The following tables provide information on our noninterest income and other mortgage metrics:

	For the Years Ended December 31,
	2020	2019
	(Dollars in millions)
Net gain on loan sales	$971	$335
Loan fees and charges	165	100
Net return on mortgage servicing rights	10	6
Loan administration income	84	30
Deposit fees and charges	32	38
Other noninterest income	63	101
Total noninterest income	$1,325	$610

	For the Years Ended December 31,
	2020	2019
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1) (2)	$52,000	$32,300
Mortgage loans closed (1)	$48,300	$32,700
Mortgage loans sold and securitized (1)	$46,900	$30,300
Net margin on mortgage rate lock commitments (fallout-adjusted) (2) (3)	1.86%	1.03%
Net margin on loans sold and securitized	2.06%	1.10%
(1)Rounded to the nearest hundred million.
(2)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by estimates of the percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.
(3)Gain on sale margin is based on net gain on loan sales (excludes net gain on loan sales of $3 million and $2 million from loans transferred from LHFI during the years ended December 31, 2020 and December 31, 2019, respectively) to fallout-adjusted mortgage rate lock commitments.

    Total noninterest income increased $715 million during the year ended December 31, 2020 from the year ended December 31, 2019, primarily due to the following:

•Net gain on loan sales increased $636 million, driven by $19.6 billion higher FOAL and an 83 basis point improvement in our gain on sale margin. This was driven by favorable market conditions, which allowed us to grow our direct retail channel and optimize profitability.

•Loan fees and charges increased $65 million, primarily due to an approximately $45 million increase in fees driven by $15.6 billion, or 48 percent, higher mortgage closings and $19 million higher subservicing ancillary fees due to higher loss mitigation and forbearance fee income on subserviced loans.

•Loan administration income increased $54 million, primarily due to a decline in rate credits given to sub-servicing customers on custodial deposits which are LIBOR-based. Subservicing fees also increased driven by an increase in the number of loans in forbearance which are charged a higher servicing rate and an increase in the average number of loans being subserviced.

•Net return on MSRs, including the impact of hedges, increased $4 million, driven by favorable hedge performance and an increase in servicing fees due to an increase in the average number of loans being serviced, partially offset by higher prepayments.

•Other noninterest income decreased $38 million, primarily due to the $25 million DOJ Liability fair value adjustment in 2019 which did not reoccur (see Note 19 - Legal Proceedings, Contingencies and Commitments for additional information) and $7 million of AFS investment security gains recorded in 2019 that did not reoccur in 2020 along with lower FHLB stock dividend income.

•Deposit fees and charges decreased $6 million, primarily driven by a decrease in non-sufficient funds fee income due to higher average customer balances.

Noninterest Expense

    The following table sets forth the components of our noninterest expense:

	For the Years Ended December 31,
	2020	2019
	(Dollars in millions)
Compensation and benefits	$466	$377
Occupancy and equipment	176	161
Commissions	232	111
Loan processing expense	98	80
Legal and professional expense	31	27
Federal insurance premiums	24	20
Intangible asset amortization	13	15
Other noninterest expense	117	97
Total noninterest expense	$1,157	$888

	For the Years Ended December 31,
	2020	2019
Efficiency ratio	57.6%	75.8%
Number of FTE employees	5,214	4,453

    Total noninterest expense increased $269 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the following:

•Commission expense increased $121 million primarily driven by a $7.6 billion, or 112 percent, increase in mortgage retail closings consistent with the growth in expense.

•Compensation and benefits expense increased $89 million, primarily driven by a 17 percent increase in FTE, which was impacted by adding mortgage closing capacity in response to the robust mortgage performance, bringing default servicing in-house in late 2019, along with an increase in incentive compensation and the impact of stock-based compensation performance shares, both of which were driven by stronger financial results.

•Loan processing expense increased $18 million primarily driven $15.6 billion, or 48 percent, higher mortgage closings. This was partially offset by lower default servicing third party costs which was an in-house function throughout the full year 2020, which also resulted in an increase in compensation and benefits expense.

•Occupancy and equipment increased $15 million, primarily due to increases in system and software development, to support business growth.

•Other noninterest expense increased $20 million, primarily driven by higher mortgage-related expenses including performance-related earn out adjustment related to our Opes Advisors acquisition which was finalized in the first quarter, a $7 million loss recognized on the early redemption of senior notes and $4 million higher FDIC Assessment due to a higher assessment base from higher average assets.

Provision for Income Taxes

    Our provision for income taxes for the year ended December 31, 2020 was $166 million, compared to a provision of $48 million for the year ended December 31, 2019. The Company's effective tax rate for the year ended December 31, 2020 was 23.6 percent, compared to an effective tax rate of 18.1 percent for the year ended December 31, 2019. The higher rate was the result of increased earnings in 2020 taxed at the statutory rate, a change in our state deferred tax asset valuation allowance, and an increase in FDIC premiums.

    For further information, see Note 17 - Income Taxes.

Fourth Quarter Results

    The following table sets forth selected quarterly data:

	Three Months Ended
	December 31, 2020	September 30, 2020	December 31, 2019
	(Unaudited)
	(Dollars in millions)
Net interest income	$189	$180	$152
Provision for credit losses	2	32	—
Noninterest income	337	452	162
Noninterest expense	319	305	245
Provision for income taxes	51	73	11
Net income	$154	$222	$58
Income per share:
Basic	$2.86	$3.90	$1.01
Diluted	$2.83	$3.88	$1.00

Fourth Quarter 2020 compared to Third Quarter 2020

    Net income for the three months ended December 31, 2020 was $154 million, or $2.83 per diluted share, as compared to $222 million, or $3.88 per diluted share, for the three months ended September 30, 2020. The $68 million decrease in net income was primarily due to the following:
•Net interest income rose $9 million, or 5 percent, reflecting a 5 percent increase in average earning assets, driven by warehouse loan growth and the continued impact of lower rates on deposits, which was partially offset by lower yields on interest earning assets. The net interest margin in the fourth quarter was 2.78 percent, flat to prior quarter. Increases in the net interest margin from higher yielding warehouse loans and lower rates on deposits were offset primarily by the 20 basis point impact of LGG loans that have not been repurchased and do not accrue interest. Retail banking deposit rates decreased 18 basis points driven by the expiration of promotional rates on some of our savings deposits and the maturity of higher cost time deposits. This improvement more than offset the impact of declining interest rates in certain other categories of LHFI.

•The provision for credit losses decreased $30 million to $2 million in the fourth quarter of 2020, as compared to $32 million for the third quarter of 2020. While our forecast improved, our ACL remained flat as compared to the balance as of September 30, 2020, due to continued economic uncertainty caused by COVID-19. We continue to believe the economic recovery will be challenged by the COVID-19 pandemic for an extended period of time and significant uncertainty remains related to distribution of the vaccines and government stimulus, especially as those items may affect consumer loan forbearance and the CRE sector.

•Noninterest income decreased $115 million, or 25 percent, to $337 million in the fourth quarter of 2020, as compared to $452 million for the third quarter of 2020, primarily due to lower net gain on loan sales and a decrease in the net return on mortgage servicing rights. The net gain on loan sale margin decreased 38 basis points to 1.93 percent for the fourth quarter 2020, as compared to 2.31 percent for the third quarter 2020 as we slowed volumes to match internal capacity and as the industry as a whole continued to add more capacity. FOAL decreased 20 percent to $12.0 billion, reflecting seasonal factors which were partially offset by the continued strength of the mortgage environment due to lower rates.

•Lower mortgage rates continued to drive refinance activity causing prepayment speeds to be elevated,                         resulting in a $12 million decrease in the net return on mortgage servicing rights in the fourth quarter of 2020, compared to a $12 million net return for the third quarter of 2020. This decrease was partially offset by an $8 million increase in loan fees and charges, primarily due to higher loss mitigation and forbearance fee income on subserviced loans despite a 9 percent decrease in mortgage closings.

•Noninterest expense increased $14 million to $319 million for the fourth quarter of 2020, as compared to $305 million for the third quarter 2020. This increase was primarily due to a $7 million loss recognized on the early redemption of senior notes that were scheduled to mature on July 15, 2021 which settled in January 2021, $3 million additional expense due to hiring in the mortgage and servicing businesses to expand capacity, and an additional $2 million contribution to the Flagstar Foundation during the quarter to further support the community in light of the pandemic and ongoing economic conditions.

Fourth Quarter 2020 compared to Fourth Quarter 2019

    Net income for the three months ended December 31, 2020 was $154 million, or $2.83 per diluted share, as compared to net income of $58 million, or $1.00 per diluted share, for the three months ended December 31, 2019. The $96 million increase in net income was primarily due to the following:

•Net interest income rose $37 million, or 24 percent, for the fourth quarter of 2020, compared to the fourth quarter of 2019, which was largely driven by growth in the warehouse loan portfolio due to the favorable mortgage environment and concerted efforts to expand market share. The net interest margin decreased 13 basis points to 2.78 percent for the fourth quarter of 2020, compared to the fourth quarter of 2019. This was primarily attributable to the impact from the interest rate cuts executed by the Federal Reserve in the fourth quarter of 2019 and March 2020 along with the $1.8 billion increase in LGG that we have the right to repurchase, which do not accrue interest.

•Noninterest income increased $175 million, primarily due to $131 million higher net gain on loan sales driven by a $3.8 billion increase in FOAL in the fourth quarter of 2020 compared to the same quarter in 2019, and gain on sale margin expansion of 70 basis points for the same comparable time period. The increase in FOAL and expansion of gain on sale margin was largely supported by the favorable mortgage environment which allowed us to grow our direct retail channel and optimize profitability. The favorable mortgage market also drove a $22 million increase in loan fees and charges as mortgage closings increased $3.8 billion, or 41 percent, in the fourth quarter of 2020 compared to the same quarter in 2019. In addition, we had $16 million higher loan administration income primarily due to a decline in LIBOR-based fees paid to sub-servicing customers on custodial deposits and higher subservice fees due to past due status of loans.

•Noninterest expense increased $74 million. $67 million of this increase was volume and performance related due to an increase of $35 million in commissions, $23 million in compensation and benefits and $9 million in loan processing expense. The remainder was the result of a $7 million loss recognized on the early redemption of senior notes. Commission and loan processing expense increased primarily as a result of the $3.8 billion increase in loans closed. Compensation and benefit expense increased due to higher FTEs resulting from efforts to expand capacity in the mortgage and servicing businesses along with an increase in incentive compensation attributed to stronger financial results.

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

    As a result of Management's evaluation of our segments, effective January 1, 2020, certain departments were re-aligned between the Community Banking and Mortgage Originations segments. Specifically, a majority of the residential mortgage HFI portfolio is now part of the Mortgage Originations segment. The income and expenses relating to these changes are reflected in our financial statements and all prior period segment financial information has been recast to conform to the current presentation.

Before the adoption of CECL on January 1, 2020, we charged the lines of business for the net charge-offs that occurred during the period. The difference between total net charge-offs and the consolidated provision for credit losses was assigned to the “Other” segment. This amount assigned to the “Other” segment was then allocated back to the lines of business through other noninterest expense.

This year, with the adoption of CECL, we have continued to charge the lines of business for the net charge-offs that occur. In addition to this amount, we charge them for the change in loan balances during the period, applied at the budgeted credit loss factor. The difference between the consolidated provision for credit losses and the sum of total net charge-offs and the change in loan balances is still assigned to the “Other” segment, although now that amount includes the changes related to the economic forecasts, model changes, qualitative adjustments and credit downgrades. As in the prior methodology, the amount assigned to the “Other” segment continues to be allocated back to the lines of business through other noninterest expense.

    For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 21 - Segment Information.

Community Banking

Our Community Banking segment serves commercial, governmental and consumer customers in our banking footprint which spans throughout Michigan, Indiana, California, Wisconsin, Ohio and contiguous states. We also serve home builders, correspondents, and commercial customers on a national basis. The Community Banking segment originates and purchases loans, while also providing deposit and fee-based services to consumer, business and mortgage lending customers.

Our commercial customers operate in a diversified range of industries including financial, insurance, service, manufacturing and distribution. We offer financial products to these customers for use in their normal business operations, as well as provide financing of working capital, capital investments and equipment. Additionally, our commercial real estate business supports income producing real estate and home builders. The Community Banking segment also offers warehouse lines of credit to non-bank mortgage lenders.

Our Community Banking segment has seen continued growth driven by our warehouse portfolio which has benefited from the robust mortgage market during 2020. Our relationship-based approach and speed of execution also enabled us to add new customers as well as increase lines for existing customers during the year while gaining market share. In addition, we continue to maintain our disciplined underwriting in this business. Our commercial loan portfolio has grown 49 percent in the last twelve months, to $9.4 billion, at December 31, 2020, while our consumer loan portfolio has remained flat at $4.6 billion. Average deposits for the year ended December 31, 2020 have increased 7 percent to $11.0 billion, compared to $10.3 billion for the year ended December 31, 2019, driven primarily by higher customer balances.

	For the Years Ended December 31,
Community Banking	2020	2019
	(Dollars in millions)
Summary of Operations
Net interest income	$570	$410
Provision for credit losses	3	20
Net interest income after provision for credit losses	567	390
Net gain (loss) on loan sales	2	(14)
Loan fees and charges	1	1
Loan administration expense	(3)	(3)
Other noninterest income	61	62
Total noninterest income	61	46
Compensation and benefits	108	103
Commissions	2	2
Loan processing expense	5	6
Other noninterest expense	271	165
Total noninterest expense	386	276
Income before indirect overhead allocations and income taxes	242	160
Indirect overhead allocation	(40)	(41)
Provision for income taxes	42	24
Net income	$160	$95

Key Metrics
Number of FTE employees	1,264	1,316
Number of bank branches	158	160

    The Community Banking segment reported net income of $160 million for the year ended December 31, 2020, compared to net income of $95 million for the year ended December 31, 2019. The $65 million increase was primarily driven by the following:

•Net interest income increased $160 million driven by higher average loan and deposit balances, led by our warehouse business, partially offset by lower margins due to Federal Reserve interest rate cuts that occurred in late 2019 and March 2020.
•The provision for credit losses was $17 million lower primarily due to lower net charge-offs as 2019 included the $29 million charge-off of the Live Well commercial loan.
•Compensation and benefits expense increased $5 million due to an increase in incentive compensation primarily driven by strong performance in our warehouse business.
•Other noninterest expense increased $106 million primarily driven by higher intersegment expense allocations primarily related to the provision for credit losses increases from the impact of the degradation in the economic forecasts used in our ACL models and credit downgrades related to those loans most impacted by the COVID-19 pandemic.

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

	For the Years Ended December 31,
Mortgage Originations	2020	2019
	(Dollars in millions)
Summary of Operations
Net interest income	$191	$145
(Benefit) provision for credit losses	(11)	2
Net interest income after provision for credit losses	202	143
Net gain on loan sales	969	349
Loan fees and charges	98	67
Loan administration expense	(35)	(24)
Net return on mortgage servicing rights	10	6
Other noninterest income	8	12
Total noninterest income	1,050	410
Compensation and benefits	161	111
Commissions	230	109
Loan processing expense	55	36
Other noninterest expense	136	90
Total noninterest expense	582	346
Income before indirect overhead allocations and income taxes	669	207
Indirect overhead allocation	(60)	(42)
Provision for income taxes	128	35
Net income	$481	$130

Key Metrics
Mortgage rate lock commitments (fallout-adjusted) (1)(2)	$52,000	$32,300
Noninterest expense to closing volume	1.20%	1.06%
Number of FTE employees	2,001	1,512
(1)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.
(2)Rounded to the nearest hundred million.

    The Mortgage Originations segment reported net income of $481 million for the year ended December 31, 2020, compared to $130 million for the year ended December 31, 2019. The $351 million increase was primarily driven by the following:

•Net gain on loan sales increased $620 million to $969 million, as compared to $349 million for the year ended December 31, 2019. FOAL increased $19.6 billion, or 61 percent, to $52.0 billion, primarily driven by the low interest rate environment that fueled a strong overall mortgage market. The net gain on loan sale margin increased 83 basis points to 1.86 percent for the year ended December 31, 2020, as compared to 1.03 percent for the year ended December 31, 2019, reflecting our management of volume level within our channels and products to fit our fulfillment capacity, made possible by demand due to favorable market conditions. This has led to a higher mix of retail closings (30 percent in 2020 compared to 21 percent in 2019).
•Net interest income increased $46 million primarily due to $1.6 billion higher average LHFS balances resulting from increased mortgage production.
•Loan fees and charges, commissions and loan processing expense all increased due to $15.6 billion higher closings and a volume mix increase in the higher-margin retail channel.
•Other noninterest expense increased $46 million driven by a $33 million increase in the intersegment expense allocations. This primarily related to the provision for credit losses increases from the impact of the degradation of economic forecasts used in our ACL models and credit downgrades related to those loans most impacted by the COVID-19 pandemic. In addition, the final performance-related expense related to our Opes Advisors acquisition was $11 million higher than in the prior year.

Mortgage origination distribution channels

    Correspondent. In the correspondent channels, an unaffiliated bank or mortgage company completes the loan paperwork in their name and funds the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at an agreed upon price. Correspondents apply to the Bank and may be approved for delegated underwriting authority. Delegated correspondents assume the risks associated with the underwriting of the loan and earn more on loans sold compared to non-delegated correspondents. Non-delegated correspondents earn commissions and administrative fees for closing and funding loans which are then underwritten by the Bank. Loans originated through the correspondent lending channel typically result in a lower gain on sale margin but also have lower costs. When purchasing correspondent loans individually or in bulk, we perform a full review of each loan to ensure we only purchase loans originated in accordance with our underwriting guidelines. At December 31, 2020, we had active relationships with more than 520 delegated correspondents and over 530 non-delegated correspondents serving borrowers in all 50 states.

    Broker. In a broker transaction, an unaffiliated mortgage broker completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten by us on a loan-level basis to our underwriting standards and we fund and close the loan in the Bank's name, thereby becoming the lender of record. At December 31, 2020, we had active broker relationships with nearly 1,400 mortgage brokers servicing borrowers in all 50 states.

    Retail. In our distributed retail channel, loans are originated through our nationwide network of stand-alone home loan centers. At December 31, 2020, we maintained 141 retail locations in 28 states. In a direct-to-consumer lending transaction, loans are originated through our direct-to-consumer team or from one of our two national call centers, both of which may leverage our existing customer relationships. Most aspects of the retail lending process are completed internally, including the origination documentation (inclusive of customer disclosures), and we fund the loan at closing. Loans in the retail channel typically have higher internal costs but also higher gain on sale margins.

    The following tables disclose residential first mortgage loan closings by channel, type and mix (rounded to the nearest hundred million):

	At December 31,
	2020	2019
	(Dollars in millions)
Correspondent	$22,900	$21,800
Broker	11,000	4,100
Retail	14,400	6,800
Total	$48,300	$32,700
Purchase closings	$17,500	$17,100
Refinance closings	30,800	15,600
Total	$48,300	$32,700
Conventional	$37,900	$19,400
Government	3,500	7,200
Jumbo	6,900	6,100
Total	$48,300	$32,700

Mortgage Servicing

    The Mortgage Servicing segment services loans when we hold the MSR asset and subservices mortgage loans for others through a scalable servicing platform on a fee for service basis. The loans we service generate custodial deposits which provide a stable funding source supporting interest-earning asset generation in the Community Banking and Mortgage Originations segments. We earn income from other segments for the use of non-interest bearing escrows. Revenue for serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the delinquency or payment status of the underlying loans. Along with these contractual fees, we may also collect ancillary fees related to these loans. The Mortgage Servicing segment also services residential mortgages for our LHFI portfolio in the Community Banking segment and our own MSR portfolio in the Mortgage Originations segment for which it earns intersegment revenue on a fee per loan basis. Our continued growth in our subservicing business and the strength of our platform has made us the 6th largest subservicer in the nation.

	For the Years Ended December 31,
Mortgage Servicing	2020	2019
	(Dollars in millions)
Summary of Operations
Net interest income	$18	$16

Loan fees and charges	66	32
Loan administration income	151	124
Total noninterest income	217	156
Compensation and benefits	46	28
Loan processing expense	36	36
Other noninterest expense	79	59
Total noninterest expense	161	123
Income before indirect overhead allocations and income taxes	74	49
Indirect overhead allocation	(19)	(18)
Provision for income taxes	12	6
Net income	$43	$25

Key Metrics
Average number of residential loans serviced	1,088,028	975,851
Number of FTE employees	630	480

The Mortgage Servicing segment reported net income of $43 million for the year ended December 31, 2020, compared to net income of $25 million for the year ended December 31, 2019. The $18 million increase in net income was driven by a $61 million increase in noninterest income. The increase was due to the decline in LIBOR-based fees paid to sub-servicing customers on custodial deposits and higher ancillary income driven by increases in forbearance and loss mitigation activities. In addition, subservicing fee income increased due to an increase in the number of loans in payment deferral which carry a higher servicing charge. This was partially offset by an $18 million increase in compensation and benefits expense primarily due to business growth and bringing default servicing in-house in late 2019. Other noninterest expense increased $20 million driven by an increase in software costs, corporate allocations and a $7 million increase related to a specific project that is nearly complete.

The following table presents residential loans serviced and the number of accounts associated with those loans.

	December 31, 2020		December 31, 2019
	Unpaid Principal Balance (1)	Number of Accounts	Unpaid Principal Balance (1)	Number of Accounts
	(Dollars in millions)
Loan Servicing
Subserviced for others (2)	$178,606	867,799	$194,638	918,662
Serviced for others (3)	38,026	151,081	24,003	105,469
Serviced for own loan portfolio (4)	10,079	66,519	9,536	66,526
Total residential loans serviced	$226,711	1,085,399	$228,177	1,090,657
(1)UPB, net of write downs, does not include premiums or discounts.
(2)Loans subserviced for a fee for non-Flagstar owned loans or MSRs. Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs.
(3)Loans for which Flagstar owns the MSR.
(4)Includes LHFI (residential first mortgage and home equity), LHFS (residential first mortgage), LGG (residential first mortgage), and repossessed assets.

    At December 31, 2020, the number of residential loans serviced and the UPB of those loans remained relatively flat to December 31, 2019, despite high levels of refinance activity. We retained subservicing on 85.0 percent of the $12.2 billion UPB of MSRs sold during 2020.

Loans Serviced for Others

    The following table presents the characteristics of the mortgage loans serviced for others.

	At December 31,
	2020	2019
	(Dollars in millions)
Average UPB per loan	$252	$228
Weighted average service fee (basis points)	33.6	39.9
Weighted average coupon	3.66%	4.39%
Weighted average original maturity (months)	337	350
Weighted average age (months)	16	19
Average updated FICO score	731	701
Average original LTV ratio	78.4%	86.8%
Housing Price Index LTV, as recalculated (1)	72.2%	79.1%

Payment Status (UPB) (2):
30-59 days past due	$623	$727
60-89 days past due	333	225
90 days or greater past due	2,496	134
Total past due	$3,452	$1,086
(1)The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level FHFA data as of December 31, 2020.
(2)Includes loans in forbearance that continue to be aged for payment status purposes.

Loans Subserviced for Others

    The following table presents the UPB based on payment status of the mortgage loans subserviced for others.

	At December 31,
	2020	2019
	(Dollars in millions)
Payment Status (UPB) (1):
30-59 days past due	$3,052	$3,752
60-89 days past due	1,357	1,001
90 days or greater past due	11,530	1,948
Total past due	$15,939	$6,701
(1)Includes loans in forbearance that continue to be aged for payment status purposes.

Other

    The Other segment includes the treasury functions, which include the impact of interest rate risk management, balance sheet funding activities and the investment securities portfolios, as well as other expenses of a corporate nature, including corporate staff, risk management, and legal expenses, which are charged to the line of business segments. The Other segment charges each operating segment a daily funds transfer pricing rate on their average assets which resets more rapidly than the underlying borrowing costs resulting in an asset sensitive position. In addition, the Other segment includes revenue and expenses not directly assigned or allocated to the Community Banking, Mortgage Originations or Mortgage Servicing segments.

	For the Years Ended December 31,
Other	2020	2019
	(Dollars in millions)
Summary of Operations
Net interest income	$(94)	$(9)
Provision (benefit) for credit losses	157	(4)
Net interest income after provision (benefit) for credit losses	(251)	(5)
Loan administration income	(29)	(67)
Other noninterest income	26	65
Total noninterest income	(3)	(2)
Compensation and benefits	151	135
Loan processing expense	2	2
Other noninterest expense	(125)	6
Total noninterest expense	28	143
Income before indirect overhead allocations and income taxes	(281)	(150)
Indirect overhead allocation	119	101
Benefit for income taxes	(16)	(17)
Net loss	$(146)	$(32)

Key Metrics
Number of FTE employees	1,319	1,144

    The Other segment reported a net loss of $146 million for the year ended December 31, 2020, compared to a net loss of $32 million for the year ended December 31, 2019. The $114 million increase in loss was primarily due to a $85 million decrease in net interest income as a result of our overall asset sensitive position and the lower average rates during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The year ended December 31, 2019 also included a $25 million benefit from the DOJ Liability fair value adjustment. The provision for credit losses increased $149 million primarily due to changes in the forecasts of economic conditions and impacts of COVID-19. With the adoption of CECL on January 1, 2020, the difference between the consolidated provision for credit losses and the sum of total net charge-offs and the change in loan balances continue to be assigned to the Other segment. However, this amount now includes changes related to the economic forecasts, model changes, qualitative adjustments and credit downgrades. The provision for credit losses is then directly allocated to the other applicable segments through other noninterest expense. The majority of all other activity within the Other segment largely offsets and is allocated back to the operating segments, recorded as contra other noninterest expense.

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

    We maintain credit limits, in compliance with regulatory requirements. Under HOLA, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 plus Tier 2 capital and any portion of the ACL not included in the Tier 2 capital. This limit was $396 million as of December 31, 2020. We maintain a more conservative maximum internal Bank credit limit than required by HOLA, of $100 million to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships which have a higher internal Bank limit of $150 million. During 2020, the Board approved the extension of short-term “overlines” to certain warehouse borrowers as all advances are fully collateralized by residential mortgage loans and this asset class has had very low levels of historical loss, resulting in a temporary increase of the warehouse borrower limit to $175 million. We have a tracking and reporting process to monitor lending concentration levels, and all credit exposures to a single or related borrower that exceed $50 million must be approved by the Board of Directors.

    Our commercial loan portfolio has been built on our relationship-based lending strategy. We provide financing and banking products to our commercial customers in our core banking footprint and will follow those established customer relationships to meet their financing needs in areas outside of our footprint. We have also formed relationship lending on a national scale through our home builder finance and warehouse lending businesses. At December 31, 2020, we had $12.1 billion in our commercial loan portfolio with our warehouse lending and home builder finance businesses accounting for 70 percent of the total. Of the remaining commercial loans in our portfolio, the majority of CRE and C&I loans were with customers who have established relationships within our core banking footprint.

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

    Our commercial loan portfolio also includes loans that are part of the SNC Program. A SNC is defined as any loan or loan commitment totaling at least $100 million that is shared by three or more federally regulated institutions. On an annual basis, a joint regulatory task force performs a risk assessment of all SNCs. When completed, these risk ratings are shared and our risk rating must be no better than the risk rating listed in the SNC assessment. Exposure and credit quality for SNCs are carefully monitored and reported internally.

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

    The consumer loan portfolio has been built on strong underwriting criteria and within concentration limits intended to diversify our risk profile. We have built our consumer loan portfolio by adding high quality first mortgage loans to our balance sheet making up 55 percent of our total consumer loan portfolio at December 31, 2020.

Loans held-for-investment

    The following table summarizes the amortized cost of our loans held-for-investment by category:

	At December 31,
	2020	% of Total	2019	% of Total	2018	% of Total
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,266	14.0%	$3,154	26.0%	$2,999	33.0%
Home equity (1)	856	5.2%	1,024	8.4%	731	8.0%
Other	1,004	6.2%	729	6.0%	314	3.5%
Total consumer loans	4,126	25.4%	4,907	40.4%	4,044	44.5%
Commercial loans
Commercial real estate	3,061	18.9%	2,828	23.3%	2,152	23.6%
Commercial and industrial	1,382	8.5%	1,634	13.5%	1,433	15.8%
Warehouse lending	7,658	47.2%	2,760	22.8%	1,459	16.1%
Total commercial loans	12,101	74.6%	7,222	59.6%	5,044	55.5%
Total loans held-for-investment	$16,227	100.0%	$12,129	100.0%	$9,088	100.0%
(1)Includes second mortgages, HELOCs, and HELOANs.

    Prior to March 2020 we had continued to strengthen our Community Banking segment by growing our consumer and commercial real estate LHFI. Due to the COVID-19 pandemic, subsequent to March 2020 we have focused on managing credit in our CRE and C&I portfolios while growing our lower-risk, higher return warehouse lending portfolio. This drove growth in our commercial portfolio of $4.9 billion, or 68 percent, from December 31, 2019 to December 31, 2020. Our consumer loan portfolio decreased $781 million, or 16 percent, from December 31, 2019 to December 31, 2020, as a $275 million increase in other consumer loans was more than offset by a $888 million decrease in residential first mortgage loans due to higher refinance activity and lower new closings to the HFI portfolio.

    The following table provides a comparison of activity in our LHFI portfolio:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Balance, beginning of year	$12,129	$9,088	$7,713
Loans originated and purchased	1,992	3,268	2,113
Change in lines of credit	9,663	6,381	3,973
Loan amortization / prepayments	(7,001)	(6,480)	(4,425)
All other activity	(556)	(128)	(286)
Balance, end of year	$16,227	$12,129	$9,088

    Residential first mortgage loans. We originate or purchase various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of December 31, 2020, loans in this portfolio had an average current FICO score of 739 and an average LTV of 60 percent.

    The following table presents amortized cost our total residential first mortgage LHFI by major category:

	At December 31,
	2020	2019
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and refreshed current FICO scores (2):
Equal to or greater than 660	$1,408	$2,263
Less than 660	65	93
80% and greater and refreshed current FICO scores (2):
Equal to or greater than 660	685	687
Less than 660	108	111
Total	$2,266	$3,154
Geographic region
California	$806	$1,205
Michigan	435	442
Texas	150	214
Washington	126	205
Florida	108	181
Colorado	57	84
New York	55	68
Illinois	51	95
Arizona	50	79
New Jersey	34	44
Other	394	537
Total	$2,266	$3,154
(1)LTVs reflect loan balance at the date reported, as a percentage of property values as appraised at loan closing.
(2)FICO scores are updated at least on a quarterly basis or more frequently, if available.

    The following table presents amortized cost our total residential first mortgage LHFI as of December 31, 2020, by year of closing:

	2020	2019	2018	2017	2016 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans	$382	$586	$261	$307	$730	$2,266
Percent of total	16.9%	25.9%	11.5%	13.5%	32.2%	100.0%

    Home equity. Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans require full documentation and are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 700. Second mortgage loans and HELOANs are fixed rate loans and are available with terms up to 20 years. HELOC loans are variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. At December 31, 2020, HELOCs and HELOANs in a first lien position totaled $192 million. As of December 31, 2020, loans in this portfolio had an average current FICO score of 745 and an average CLTV of 71 percent.

    Other consumer loans. Our other consumer loan portfolio consists of secured and unsecured loans originated through our indirect lending business, third-party closings and our Community Banking segment.

The following table presents amortized cost of our other consumer loan portfolio by purchase type:

	December 31, 2020		December 31, 2019
	Balance	% of Portfolio	Balance	% of Portfolio
	(Dollars in millions)
Indirect lending	$744	74%	$577	79%
Point of sale	211	21%	63	9%
Other	49	5%	89	12%
Total other consumer loans	$1,004	100%	$729	100%

At December 31, 2020, other consumer loans increased to $1.0 billion compared to $0.7 billion at December 31, 2019. This increase is primarily due to growth in our non-auto, boat and recreational vehicle indirect lending business of which 67 percent is secured by boats and 33 percent secured by recreational vehicles and our point of sale portfolio. As of December 31, 2020, loans in our indirect portfolio had an average current FICO score of 748. Point of sale loans consist of unsecured consumer installment loans originated for home improvement purposes through a third-party financial technology company who also provides us a level of credit loss protection.

Commercial real estate loans. The commercial real estate portfolio contains loans collateralized by diversified property types which are primarily income producing in the normal course of business. The majority of our retail exposure is to neighborhood centers and single tenant locations, which include pharmacies and hardware stores. Generally, the maximum LTV is 80 percent, or 90 percent for owner-occupied real estate, and the minimum debt service coverage of 1.20. Our CRE loans primarily earn interest at a variable rate.

Our national home builder finance program within our commercial portfolio contained $2.0 billion in commitments with $784 million in outstanding loans as of December 31, 2020. Certain of these loans are collateralized and included in our CRE portfolio while the remaining loans are unsecured and included in our C&I portfolio.

    As of December 31, 2020, our CRE portfolio included $210 million of SNCs and one leveraged lending loan of $4 million. The SNC portfolio had fifteen borrowers with an average amortized cost of $14 million and an average commitment of $20 million. There were no nonperforming SNC or leveraged loans as of December 31, 2020, and no SNC or leveraged loans outstanding were rated as special mention or substandard.

The following table presents amortized cost of our total CRE LHFI by collateral location and collateral type:

	MI	TX	CA	OH	FL	Other	Total	% by collateral type
	(Dollars in millions)
December 31, 2020
Home builder	$29	$170	$114	$—	$100	$309	$722	23.6%
Owner occupied	288	3	27	6	1	46	371	12.1%
Multi family	220	93	45	45	18	102	523	17.1%
Retail (1)	162	—	6	55	—	64	287	9.4%
Office	187	19	—	4	2	70	282	9.2%
Hotel	143	—	25	22	—	89	279	9.1%
Senior living facility	78	26	—	35	6	39	184	6.0%
Industrial	56	—	27	—	8	33	124	4.1%
Parking garage/lot	48	9	1	—	1	35	94	3.1%
Land - residential (2)	5	—	7	—	3	6	21	0.7%
Shopping mall	—	—	15	—	—	—	15	0.5%
Single family residence (3)	2	—	—	—	—	2	4	0.1%
All other (4)	14	48	24	—	19	50	155	5.0%
Total	$1,232	$368	$291	$167	$158	$845	$3,061	100.0%
Percent by state	40.2%	12.0%	9.5%	5.5%	5.2%	27.6%	100.0%
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

As of December 31, 2020, our C&I portfolio included $665 million of SNCs. We are the lead bank on 22 percent of the SNCs. The services sector and the financial and insurance sector comprised the majority of the portfolio's amortized cost with 22 and 43 percent of the balance, respectively. The SNC portfolio had forty-six borrowers with an average amortized cost of $15 million and an average commitment of $27 million. There were no NPLs or loans rated as special mention as of December 31, 2020, and loans totaling $26 million of amortized cost were rated as substandard.

    As of December 31, 2020, our C&I portfolio included $344 million of leveraged lending, of which $223 million were SNCs. The manufacturing sector comprised 48 percent of the leveraged lending portfolio, and the financial and insurance sector comprised 25 percent. As of December 31, 2020, there were two NPLs totaling $15 million, one special mention loan totaling $9 million and four substandard loans totaling $30 million. Included in the financial and insurance sector within our C&I portfolio are $132 million in loans outstanding to 4 borrowers that are collateralized by MSR assets. Our amounts outstanding to those borrowers range from $6 million to $74 million and the ratio of the loan outstanding to the fair market value of the collateral ranges from 9 percent to 45 percent.

    The following table presents amortized cost of our total C&I LHFI by borrower's geographic location and industry type as defined by North American Industry Classification System:

	MI	CA	OH	IN	WI	TX	MN	NY	FL	CT	Other	Total	% by industry
	(Dollars in millions)
December 31, 2020
Financial & Insurance	$39	$19	$19	$13	$1	$30	$43	$82	$74	$5	$136	$461	33.5%
Services	114	11	2	4	—	34	21	—	—	42	67	295	21.3%
Manufacturing	156	6	30	1	8	12	—	—	—	—	64	277	20.0%
Home Builder Finance	—	12	—	—	—	47	—	—	1	—	—	60	4.3%
Rental & Leasing	84	—	—	—	—	—	—	—	—	—	32	116	8.4%
Distribution	85	13	1	2	—	—	—	—	—	—	14	115	8.3%
Healthcare	2	14	1	—	—	—	—	—	—	—	3	20	1.4%
Government & Education	3	2	—	—	—	—	—	—	—	13	—	18	1.3%
Servicing Advances	—	—	—	—	—	—	—	—	—	—	16	16	1.2%
Commodities	1	—	—	1	—	—	—	—	—	—	2	4	0.3%
Total	$484	$77	$53	$21	$9	$123	$64	$82	$75	$60	$334	1,382	100.0%
Percent by state	35.0%	5.6%	3.8%	1.5%	0.7%	8.9%	4.6%	5.9%	5.4%	4.3%	24.3%	100.0%
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

    Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at December 31, 2020 was $10.5 billion, of which $7.7 billion was outstanding, compared to $4.8 billion at December 31, 2019, of which $2.8 billion was outstanding.

Loan Principal Payments

    The following tables set forth the expected repayment of our LHFI, both as fixed rate and adjustable-rate loans:

	December 31, 2020
	Within 1 Year	1 Year to 5 Years	5 Years to 15 Years	Over 15 Years		Totals (1)
	(Dollars in millions)
Fixed Rate Loans
Residential first mortgage	$13	$55	$147	$239		$454
Home equity	5	22	56	—		83
Other consumer	43	203	727	—		973
Commercial real estate	32	99	—	—		131
Commercial and industrial	27	124	1	—		152
Commercial lease financing	2	4	—	—		6
Total fixed rate loans	$122	$507	$931	$239	$239	$1,799

Adjustable Rate Loans
Residential first mortgage	$42	$185	$604	$964		$1,795
Home equity	14	62	217	464		757
Commercial real estate	1,158	1,776	—	—		2,934
Commercial and industrial	432	792	—	—		1,224
Warehouse lending	7,931	—	—	—		7,931
Total adjustable rate loans	$9,577	$2,815	$821	$1,428		$14,641
(1)UPB, net of write downs, does not include premiums or discounts.

Credit Quality

    Our focus on effectively managing credit risk through our careful underwriting standards and processes has resulted in strong trends in certain credit quality characteristics in our loan portfolios. The credit quality of our loan portfolios is demonstrated by low delinquency levels, minimal charge-offs and low levels of NPLs.

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

Nonperforming assets

    The following table sets forth our nonperforming assets:

	At December 31,
	2020	2019	2018
	(Dollars in millions)
LHFI
Residential first mortgages	$23	$13	$11
Home equity	3	2	1
Other consumer	2	1	—
CRE	3	—	—
C&I	15	—	—
Total nonperforming LHFI	46	16	12
TDRs
Residential first mortgages	8	8	8
Home equity	2	2	2
Total nonperforming TDRs	10	10	10
Total nonperforming LHFI and TDRs (1)	56	26	22
Real estate and other nonperforming assets, net	8	10	7
LHFS	9	5	10
Total nonperforming assets	$73	$41	$39
Nonperforming assets to total assets (2)	0.21%	0.15%	0.16%
Nonperforming LHFI and TDRs to LHFI	0.34%	0.21%	0.24%
Nonperforming assets to LHFI and repossessed assets (2)	0.40%	0.30%	0.32%
(1)Includes less than 90 day past due performing loans placed on nonaccrual. Interest is not being accrued on these loans.
(2)Ratio excludes LHFS, which are recorded at fair value.

    At December 31, 2020, we had $73 million of nonperforming assets compared to $41 million of nonperforming assets at December 31, 2019.

The following table sets forth activity related to our total nonperforming LHFI and TDRs:

	For the Three Months Ended,		For the Year Ended,
	December 31, 2020	September 30, 2020	December 31, 2020	December 31, 2019
	(Dollars in millions)
Beginning balance	$45	$33	$26	$22
Additions	15	17	54	88
Reductions	—	1	1	—
Principal payments	(3)	(3)	(14)	(44)
Charge-offs	(1)	(2)	(5)	(36)
Return to performing status	—	(1)	(6)	(2)
Transfers to REO	—	—		(2)
Total nonperforming LHFI and TDRs (1)	$56	$45	$56	$26
(1)Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

Delinquencies

    The following table sets forth loans 30-89 days past due in our LHFI portfolio:

	As of December 31,
	2020	2019	2018
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$8	$9	$6
Home equity	2	1	1
Other consumer	5	4	—
Total consumer loans	15	14	7
CRE	20	—	—
C&I	2	—	—
Total commercial loans	22	—	—
Total performing loans past due 30-89 days	$37	$14	$7

Loans 30 to 89 days past due were $37 million and $14 million at December 31, 2020 and December 31, 2019, respectively.

For further information see Note 4 - Loans Held-for-Investment.

Payment Deferrals

Beginning in March 2020, as a response to COVID-19, we offered our consumer borrowers principal and interest payment deferrals, forbearance and/or extensions. Consumer borrowers were not required to provide proof of hardship to be granted forbearance or payment deferral. Typically, payment history is the primary tool used to identify consumer borrowers who are experiencing financial difficulty. Forbearance or payment deferrals make this determination more challenging. In addition, consumer borrowers who have requested forbearance or payment deferrals are not being aged and remain in the aging category they were in prior to forbearance or payment deferral.

    The table below summarizes borrowers in our consumer loan portfolios that are in forbearance or were granted a payment deferral:

	As of December 31, 2020			As of September 30, 2020
	Number of Borrowers	UPB	Percent of Portfolio	Number of Borrowers	UPB	Percent of Portfolio
	(Dollars in millions)
Loans Held-For-Investment
Consumer loans
Residential first mortgage	697	$209	9.3%	819	$255	10.4%
Home equity	315	28	3.4%	821	62	6.9%
Other consumer	418	14	1.4%	887	40	4.2%
Total consumer loan deferrals/forbearance	1,430	$251	6.2%	2,527	$357	8.3%

Loans Held-For-Sale
Residential first mortgage	80	$39	6.8%	142	$71	1.6%

As of December 31, 2020, commercial borrowers requested and were granted $22 million of payment deferrals, and, of that amount, $14 million are deferrals of both principal and interest payments and $8 million are deferrals of principal only. Commercial borrowers who have requested payment deferrals are not being aged and remain in the aging category they were in prior to payment deferral.

The table below summarizes borrowers in our commercial loan portfolios that have requested and received payment deferral:

	As of December 31, 2020			As of September 30, 2020
	Number of Borrowers	UPB	Percent of Portfolio	Number of Borrowers	UPB	Percent of Portfolio
	(Dollars in millions)
Loans Held-For-Investment
Automotive	—	$—	—%	1	$1	1.5%
Leisure & entertainment	—	—	—%	2	—	0.1%
Other	1	—	—%	11	7	0.6%
Total C&I deferrals	1	—	—%	14	8	0.6%
Hotel	1	14	5.0%	3	28	10.8%
Land	1	5	21.2%	—	—	—%
Other	2	3	2.2%	7	11	0.4%
Total CRE deferrals	4	22	—%	10	39	1.3%
Total commercial loan deferrals (1)	5	$22	—%	24	$47	1.0%
(1)Percent shown excludes warehouse loans.

The table below summarizes the percent of our residential loan servicing portfolio in forbearance as of December 31, 2020:

			Loans in Forbearance
			Borrowers making October, November and December Payments		Remaining Borrowers		Total Loans in Forbearance
	Total Population
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Percent of UPB	Percent of Accounts
	(Dollars in millions)
Loan Servicing
Subserviced for others (2)	$178,614	867,825	$1,785	8,851	$13,036	59,704	8.3%	7.9%
Serviced for others (3) (4)	38,014	151,038	402	1,773	3,023	12,343	9.0%	9.3%
Serviced for own loan portfolio (5)	10,083	66,536	69	574	487	2,064	5.5%	4.0%
Total loans serviced	$226,711	1,085,399	$2,256	11,198	$16,546	74,111	8.3%	7.9%
(1)UPB, net of write downs, does not include premiums or discounts.
(2)Loans subserviced for a fee for non-Flagstar owned loans or MSRs. Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs.
(3)Loans for which Flagstar owns the MSR.
(4)Of the $1.9 billion of GNMA repurchase options on the balance sheet as of December 31, 2020, $1.8 billion relates to loans in forbearance and are included in remaining borrowers.
(5)Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage), and LGG (residential first mortgage).

The table below summarizes the percent of our residential loan servicing portfolio in forbearance as of September 30, 2020:

			Loans in Forbearance
			Borrowers making July, August and September Payments		Remaining Borrowers		Total Loans in Forbearance
	Total Population
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Percent of UPB	Percent of Accounts
	(Dollars in millions)
Loan Servicing
Subserviced for others (2)	$180,981	893,559	$5,654	26,529	$15,103	67,192	11.5%	10.5%
Serviced for others (3)(4)	37,908	148,868	950	3,908	3,081	12,217	10.6%	10.8%
Serviced for own loan portfolio (5)	8,469	62,486	196	1,792	468	1,886	7.8%	5.9%
Total loans serviced	$227,358	1,104,913	$6,800	32,229	$18,652	81,295	11.2%	10.3%
(1) UPB, net of write downs, does not include premiums or discounts.
(2) Loans subserviced for a fee for non-Flagstar owned loans or MSRs. Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs.
(3) Loans for which Flagstar owns the MSR.
(4) Of the $1.8 billion of GNMA repurchase options on the balance sheet as of September 30, 2020, $1.7 billion relates to loans in forbearance and are included in remaining borrowers.
(5) Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage), LGG (residential first mortgage), and repossessed assets.

As the MSR owner for loans serviced for others, the Agencies require us to advance payments on past due loans as follows:

	Principal and Interest	Taxes and Insurance
Fannie Mae and Freddie Mac	4 months	No time limit
GNMA	No time limit	No time limit

We believe that we have ample liquidity to handle servicing advances related to these loans. We initially provide advances on a short-term basis for loans we subservice and are reimbursed by the MSR owner. Our advance receivable for our subserviced loans is therefore insignificant.

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

    The following table sets forth a summary of TDRs by performing status:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Performing TDRs
Consumer Loans
Residential first mortgage	$19	$20	$22
Home equity	12	18	22
Total consumer loans	31	38	44
Commercial Loans
Commercial real estate	5	—	—
Total commercial loans	5	—	—
Total performing TDRs	36	38	44
Nonperforming TDRs
Nonperforming TDRs	4	3	3
Nonperforming TDRs, performing for less than six months	6	7	7
Total nonperforming TDRs	10	10	10
Total TDRs	$46	$48	$54

    At December 31, 2020, our total TDR loans decreased to $46 million compared to $48 million at December 31, 2019, primarily due to principal payments and payoffs out-pacing new additions. Of our total TDR loans, 77 percent were in performing status at December 31, 2020. For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Credit Losses

    The ACL represents Management's estimate of lifetime losses in our LHFI portfolio but which have not yet been realized. For further information, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards and Note 4 - Loans Held-for-Investment.

The following tables present the changes in the ACL balance for the year ended December 31, 2020:

	For the Year Ended December 31, 2020
	Residential First Mortgage	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (1)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Beginning balance ACL	$22	$14	$6	$38	$22	$5	$107	$3	$110
Impact of adopting ASC 326	25	12	10	(14)	(6)	(4)	23	7	30
Beginning allowance balance	47	26	16	24	16	1	130	10	140
Provision (benefit) for credit losses:
Loan volume	(10)	(4)	9	3	(3)	1	(4)	7	3
Economic forecast (2)	5	(6)	3	15	(3)	(1)	13	11	24
Credit (3)	(5)	(3)	(2)	23	20	—	33	—	33
Qualitative factor adjustments (4)	12	8	11	19	21	3	74	—	74
Charge-offs	(6)	(3)	(5)	—	(1)	—	(15)	—	(15)
Provision for charge-offs	6	3	5	—	1	—	15	—	15
Recoveries	—	4	2	—	—	—	6	—	6
Ending allowance balance	$49	$25	$39	$84	$51	$4	$252	$28	$280
(1) Excludes loans carried under the fair value option.
(2) Includes changes in the lifetime loss rate based on current economic forecasts as compared to forecasts used in the prior quarter.
(3) Includes changes in the probability of default and severity of default based on current borrower and guarantor characteristics, as well as individually evaluated reserves.
(4) Includes $7 million of unallocated reserve attributed to various portfolios for presentation purposes.

    The ACL was $280 million at December 31, 2020 and $110 million at December 31, 2019. We adopted CECL on January 1, 2020. The increase in the allowance during 2020 is primarily reflective of changes in our economic forecast and judgment we applied related to those forecasts and underlying borrower credit as a result of the ongoing COVID-19 pandemic. We utilized the Moody’s December scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. Within our composite forecast, unemployment increases slightly in 2021 and begins recovering in 2022. GDP recovers slightly by the end of the year from current levels and does not return to near pre-COVID level until 2024. Median existing home prices decrease 1 percent in 2021 from their year-end highs as of December 31, 2020. We judgmentally increased the qualitative reserves by $74 million, guided by the model output from Moody's adverse scenario, our judgment relating to industries and borrowers we believe could be more exposed to the stressful conditions in our forecast, uncertainty related to loans in forbearance and our judgment regarding economic uncertainty including the impact additional government stimulus.

    The ACL as a percentage of LHFI was 1.7 percent as of December 31, 2020 compared to 0.9 percent as of December 31, 2019. Excluding warehouse, the allowance as a percentage of LHFI was 3.2 percent at December 31, 2020 compared to 1.1 percent at December 31, 2019. The increase in the allowance, as a percentage of LHFI is reflective of the additional increases to the allowance to reflect the change in economic and credit forecast used during that period. At December 31, 2020, we had a 2.8 percent and 1.4 percent allowance coverage on our consumer loan portfolio and our commercial loan portfolio, respectively.

The following tables set forth certain information regarding the allocation of our allowance to each loan category, including the allowance amount as a percentage of amortized cost and average loan life:

	December 31, 2020
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of LHFI Loan Portfolio	Weighted Average Loan Life
Consumer loans
Residential first mortgage	$2,251	13.9%	$49	2.2%	4
Home equity	854	5.3%	25	2.9%	3
Other consumer	1,004	6.2%	40	4.0%	3
Total consumer loans	4,109	25.4%	114	2.8%
Commercial loans
Commercial real estate	3,060	18.9%	103	3.4%	2
Commercial and industrial	1,382	8.5%	57	4.1%	2
Warehouse lending	7,658	47.2%	6	0.1%	—
Total commercial loans	12,100	74.6%	166	1.4%
Total consumer and commercial loans	$16,209	100.0%	$280	1.7%
Total consumer and commercial loans excluding warehouse	$8,551	52.8%	$274	3.2%
(1) Excludes loans carried under the fair value option.
(2) Includes allowance for loan losses and reserve for unfunded commitments.

	December 31, 2019
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of LHFI Loan Portfolio	Weighted Average Loan Life
Consumer loans
Residential first mortgage	$3,145	26.0%	$22	0.7%	5
Home equity	1,021	8.4%	14	1.4%	3
Other consumer	729	6.0%	6	0.8%	2
Total consumer loans	4,895	40.4%	42	0.9%
Commercial loans
Commercial real estate	2,828	23.3%	40	1.4%	2
Commercial and industrial	1,634	13.5%	23	1.4%	1
Warehouse lending	2,760	22.8%	5	0.2%	—
Total commercial loans	7,222	59.6%	68	0.9%
Total consumer and commercial loans	$12,117	100.0%	$110	0.9%
Total consumer and commercial loans excluding warehouse	$9,357	77.2%	$105	1.1%
(1) Excludes loans carried under the fair value option.
(2) Includes allowance for loan losses and reserve for unfunded commitments.

The following tables set forth certain information regarding nonaccrual loans, including the allowance amount as a percentage of nonaccruals:

	December 31, 2020			December 31, 2019
	Nonaccrual Loans (3)	Nonaccruals as Percent of LHFI Loan Portfolio (1)	Allowance as a Percent of Nonaccruals (2)	Nonaccrual Loans (3)	Nonaccruals as Percent of LHFI Loan Portfolio (1)	Allowance as a Percent of Nonaccruals (2)
Consumer loans
Residential first mortgage	$31	1.4%	N/M	$21	0.7%	N/M
Home equity	5	0.6%	N/M	4	0.4%	N/M
Other consumer	2	0.2%	N/M	1	0.1%	N/M
Total consumer loans	38	0.9%	N/M	26	0.5%	N/M
Commercial loans
Commercial real estate	3	0.1%	N/M	—	—%	N/M
Commercial and industrial	15	1.1%	N/M	—	—%	N/M
Total commercial loans	18	0.1%	N/M	—	—%	N/M
Total consumer and commercial loans	$56	0.3%	N/M	$26	0.2%	N/M
(1) Loan portfolio excludes loans carried under the fair value option.
(2) Allowance includes allowance for loan losses and reserve for unfunded commitments.
(3) The delinquency status for loans in forbearance are frozen for loans at inception of the forbearance period and will resume when the borrower's forbearance period ends.

Nonaccrual loans as a percentage of LHFI was 0.3 percent as of December 31, 2020 compared to 0.2 percent as of December 31, 2019. The increase in nonaccrual loan percentage is consistent with the increase in nonaccrual loans related to worsening economic conditions, offset by growth in the LHFI portfolio.

The following tables set forth certain information regarding net charge-offs and net charge-offs as a percentage of amortized cost:

	December 31, 2020		December 31, 2019
	Net (charge-offs) recoveries	Net charge-offs as a Percent of Average LHFI Loan Portfolio	Net (charge-offs) recoveries	Net charge-offs as a Percent of Average LHFI Loan Portfolio
Consumer loans
Residential first mortgage	$(6)	0.2%	$(2)	0.1%
Home equity	1	N/M	—	—%
Other consumer	(3)	0.3%	(7)	1.2%
Total consumer loans	(8)	0.2%	(9)	0.2%
Commercial loans
Commercial real estate	—	—%	—	—%
Commercial and industrial	(1)	0.1%	(30)	1.8%
Total commercial loans	(1)	—%	(30)	0.5%
Total consumer and commercial loans	$(9)	0.1%	$(39)	0.4%

Net charge-offs as a percentage of LHFI was 0.1 percent as of December 31, 2020, compared to 0.4 percent as of December 31, 2019. The decrease in net charge-offs is primarily the result of the Live Well commercial loan charge-off in the second quarter of 2019 along with growth in the average LHFI portfolio.

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

Net interest income sensitivity

    Management uses a simulation model to analyze the sensitivity of net interest income to changes in interest rates across various interest rate scenarios which demonstrates the level of interest rate risk inherent in the existing balance sheet. The analysis holds the current balance sheet values constant and does not take into account management intervention. In addition, we assume certain correlation rates, often referred to as a “deposit beta”, for interest-bearing deposits, wherein the rates paid to customers change relative to changes in benchmark interest rates. The effect on net interest income over a 12-month time horizon due to hypothetical changes in market interest rates is presented in the table below. In this interest rate shock simulation, as of the periods presented, interest rates have been adjusted by instantaneous parallel changes rather than in a ramp simulation which applies interest rate changes over time. All rates, short-term and long-term, are changed by the same amount (e.g. plus or minus 100 basis points) resulting in the shape of the yield curve remaining unchanged.

December 31, 2020
Scenario	Net Interest Income	$ Change	% Change
(Dollars in millions)
100	$791	$94	13.5%
Constant	697	—	—%
(100)	N/M	N/M	N/M

December 31, 2019
Scenario	Net Interest Income	$ Change	% Change
(Dollars in millions)
100	$592	$34	6.0%
Constant	559	—	—%
(100)	520	(39)	(6.9)%

    In the net interest income simulations, our balance sheet exhibits asset sensitivity. When interest rates rise our net interest income increases. Conversely, when interest rates fall our net interest income decreases. At December 31, 2020, the $138 million increase in net interest income in the constant scenario as compared to that at December 31, 2019, was primarily driven by the growth in our interest earning assets partially offset by lower short-term market rates.

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

December 31, 2020					December 31, 2019
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change	Policy Limits
(Dollars in millions)
300	$3,948	12.7%	$890	29.1%	300	$3,147	13.6%	$150	5.0%	(22.5)%
200	3,755	12.1%	697	22.8%	200	3,152	13.7%	155	5.2%	(15.0)%
100	3,474	11.2%	416	13.6%	100	3,103	13.5%	106	3.5%	(7.5)%
Current	3,058	9.9%	—	—%	Current	2,997	13.0%	—	—%	—%
(100)	N/M	N/M	N/M	N/M	(100)	2,832	12.3%	(165)	(5.5)%	7.5%

    Our balance sheet exhibits asset sensitivity in various interest rate scenarios. The increase in EVE as rates raise is the result of the amount of assets that would be expected to reprice exceeding the amount of liabilities repriced. This increased as of December 31, 2020 compared to December 31, 2019 due to the addition of pay fixed interest rate swaps. At December 31, 2020 and December 31, 2019, for each scenario shown, the percentage change in our EVE is within our Board policy limits.

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

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Net return (loss) on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$107	$96	$65
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other	(109)	(89)	(20)
Changes in fair value	(50)	(76)	2
Gain (loss) on MSR derivatives (2)	65	76	(5)
Net transaction costs	(3)	(1)	(6)
Total return included in net return on mortgage servicing rights	$10	$6	$36
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

Parent Company Liquidity

    The Company currently obtains its liquidity primarily from dividends from the Bank. The primary uses of the Company's liquidity are debt service, operating expenses and the payment of cash dividends to shareholders, which were increased to $0.06 per share in the first quarter 2021. The Company held $250 million of senior notes at December 31, 2020 for which we provided notice that we would be redeeming these outstanding notes on December 23, 2020 and settled on January 22, 2021. The Company holds $150 million of subordinated debt which is scheduled to mature on November 1, 2030. At December 31, 2020, the Company held $305 million of cash on deposit at the Bank, for approximately 1.4 years of future cash outflows for an amount sufficient to service the senior notes, repay the senior notes at maturity, pay dividends and cover the operating expenses of the Company.

The OCC and the FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. Whether an application or notice is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the dividend. Additional restrictions on dividends apply if the Bank fails the QTL test. As of December 31, 2020, the Bank is in compliance with the QTL test. As of December 31, 2020, the Bank is able to pay dividends to the holding company of approximately $387 million without submitting an application to the OCC and remain well capitalized.

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

    Further, other sources of liquidity include our LHFS portfolio and unencumbered investment securities. We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan closings are readily convertible to cash, either by selling them as part of our monthly agency sales, RMBS, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. In addition, we have the ability to sell unencumbered investment securities or use them as collateral. At December 31, 2020, we had $2.2 billion available in unencumbered investment securities.

    Our primary measure of liquidity is a ratio of ready liquidity to volatile funding, the volatile funds coverage ratio (“VFCR”). The VFCR is a liquidity coverage ratio that is customized to our business and ensures we have adequate coverage to meet our liquidity needs during times of liquidity stress. Volatile funds are the portion of the Bank’s funding identified as being at a higher risk of runoff in times of stress. Ready liquidity consists of cash on reserve at the Federal Reserve and unused borrowing capacity provided by the loan and investments portfolios. The VFCR is calculated, reported, and forecasted daily as part of our liquidity management framework and was within internal policy compliance at 90 percent as of December 31, 2020.

    Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is funded with stable core deposits whereas our warehouse loans and LHFS may be funded with FHLB borrowings and custodial deposits. Warehouse loans are typically more liquid than other loan assets, as loans are paid within a short amount of time, when the lender sells the loan to an outside investor or, in some instances, to the Bank. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's average HFI loan-to-deposit ratio was 74.5 percent for the three months ended December 31, 2020. Excluding warehouse loans, which have draws that typically pay off within a few weeks, and custodial deposits, which represent mortgage escrow accounts on deposit with the Bank, the average HFI loan-to-deposit ratio was 69.8 percent for the three months ended December 31, 2020.

    As governed and defined by our policy, we maintain adequate excess liquidity levels appropriate to cover unanticipated liquidity needs. In addition to this liquidity, we also maintain targeted minimum levels of unused borrowing capacity as another cushion against unexpected liquidity needs. Each business day, we forecast 90 days of daily cash needs. This allows us to determine our projected near-term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, in an adverse environment, we believe we would be able to make adjustments to operations as required to meet the liquidity needs of our business, including adjusting deposit rates to increase deposits, planning for additional FHLB borrowings, accelerating sales of LHFS (agencies and/or private), selling LHFI or investment securities, borrowing through the use of repurchase agreements, reducing closings, making changes to warehouse funding facilities, or borrowing from the discount window.

    The following table presents primary sources of funding as of the dates indicated:

	December 31, 2020	December 31, 2019	Change
	(Dollars in millions)
Retail deposits	$9,971	$9,164	$807
Government deposits	1,765	1,213	552
Wholesale deposits	1,031	633	398
Custodial deposits	7,206	4,136	3,070
Total deposits	19,973	15,146	4,827
FHLB advances and other short-term debt	5,100	4,815	285
Other long-term debt	641	496	145
Total borrowed funds	5,741	5,311	430
Total funding	$25,714	$20,457	$5,257

    The following table presents certain liquidity sources and borrowing capacity as of the dates indicated:

	December 31, 2020	December 31, 2019	Change
	(Dollars in millions)
Federal Home Loan Bank advances
Outstanding advances	$4,615	$4,345	$270
Borrowing capacity:
Line of credit	30	30	—
Collateralized borrowing capacity	2,360	2,345	15
Total unused borrowing capacity	2,390	2,375	15

FRB discount window
Collateralized borrowing capacity	1,374	758	616

Unencumbered investment securities
Agency - Commercial (1)	1,263	1,257	6
Agency - Residential (1)	815	1,180	(365)
Municipal obligations	23	26	(3)
Corporate debt obligations	62	77	(15)
Other	1	1	—
Total unencumbered investment securities	2,164	2,541	(377)
Total liquidity sources and borrowing capacity	$10,543	$10,019	$10,543
(1) These are not currently pledged to the FHLB but are eligible to be pledged, at our discretion.

Deposits

    The following table presents the composition of our deposits:

	At December 31,
	2020		2019		2018		Change
	Balance	% of Deposits	Balance	% of Deposits	Balance	% of Deposits	2020 vs. 2019	2019 vs. 2018
	(Dollars in millions)
Retail deposits
Branch retail deposits
Savings accounts	$3,437	17.2%	$3,030	20.0%	$2,812	22.7%	$407	$218
Certificates of deposit/CDARS (1)	1,355	6.8%	2,353	15.5%	2,387	19.3%	$(998)	(34)
Demand deposit accounts	1,726	8.6%	1,318	8.7%	1,297	10.5%	$408	21
Money market demand accounts	490	2.5%	495	3.3%	628	5.1%	$(5)	(133)
Total branch retail deposits	7,008	35.1%	7,196	47.5%	7,124	57.5%	(188)	72
Commercial deposits (2)
Demand deposit accounts	2,294	11.5%	1,438	9.5%	1,243	10.0%	856	195
Savings accounts	461	2.3%	342	2.3%	314	2.5%	119	28
Money market demand accounts	208	1.0%	188	1.2%	173	1.4%	20	15
Total commercial deposits	2,963	14.8%	1,968	13.0%	1,730	13.9%	995	238
Total retail deposits	$9,971	49.9%	$9,164	60.5%	$8,854	71.5%	$807	$310
Government deposits
Savings accounts	$778	3.9%	$495	3.3%	$567	4.6%	$283	$(72)
Demand deposit accounts	529	2.6%	360	2.4%	326	2.6%	169	34
Certificates of deposit/CDARS (1)	458	2.3%	358	2.4%	309	2.5%	100	49
Total government deposits	1,765	8.8%	1,213	8.0%	1,202	9.7%	552	11
Custodial deposits (3)	7,206	36.1%	4,136	27.3%	1,741	14.1%	3,070	2,395
Wholesale deposits	1,031	5.2%	633	4.2%	583	4.7%	398	50
Total deposits (4)	$19,973	100.0%	$15,146	100.0%	$12,380	100.0%	$4,827	$2,766
(1)The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.3 billion, $1.7 billion, and $1.9 billion at December 31, 2020, December 31, 2019, and December 31, 2018 respectively.
(2)Contains deposits from commercial and business banking customers.
(3)Represents investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others and that have been placed on deposit with the Bank.
(4)Total exposure related to uninsured deposits over $250,000 was approximately $5.9 billion and $2.8 billion at December 31, 2020 and December 31, 2019, respectively.

    Total deposits increased $4.8 billion, or 32 percent, at December 31, 2020, compared to December 31, 2019, primarily driven by growth in our servicing business which resulted in a $3.1 billion increase in custodial deposits.

    We utilize local governmental agencies and other public units as an additional source for deposit funding. At December 31, 2020, we were required to hold collateral for certain Michigan, California, Indiana, Wisconsin and Ohio government deposits based on a variety of factors including, but not limited to, the size of individual deposits, FDIC limits and external bank ratings. At December 31, 2020, required collateral held on government deposits was $0.1 billion. At December 31, 2020, government deposit accounts included $0.5 billion of certificates of deposit with maturities typically less than one year and $1.3 billion of checking and savings accounts.

    Custodial deposits arise due to our servicing or subservicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. For certain subservice agreements, these deposits require us to credit the MSR owner interest against subservicing income. This cost is a component of net loan administration income.

    We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks and customers may receive FDIC insurance up to $50 million. This program helps the Bank secure larger deposits and attract and retain customers. At December 31, 2020, we had $124 million of total CDs enrolled in the CDARS program, a decrease of $9 million from December 31, 2019.

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

    We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, home equity lines of credit, and commercial real estate loans. As of December 31, 2020, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10.0 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At December 31, 2020, we had $4.6 billion of advances outstanding and an additional $2.4 billion of collateralized borrowing capacity available at the FHLB.

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

    At December 31, 2020, we pledged collateral, which included commercial loans, municipal bonds, and agency bonds, to the FRB of Chicago amounting to $1.9 billion with a lendable value of $1.4 billion. At December 31, 2019, we pledged collateral to the FRB of Chicago amounting to $788 million with a lendable value of $758 million. We do not typically utilize this available funding source, and at December 31, 2020 and December 31, 2019, we had no borrowings outstanding against this line of credit.

Other Unsecured Borrowings

    We have access to overnight federal funds purchased lines with other Federal Reserve member institutions. We utilize this source of funding for short-term liquidity needs, depending on the availability and cost of our other funding sources. At December 31, 2020, we had $485 million of borrowings outstanding under this source of funding. Additional borrowing capacity under this and other sources of funding can vary depending on market conditions.

Debt

    As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock ("trust preferred securities"). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At December 31, 2020, we are current on all interest payments. Additionally, we have $246 million of senior debt outstanding at December 31, 2020 (“Senior Notes”) for which we provided notice of redemption on December 23, 2020 and settled on January 22, 2021, and $150 million of subordinated debt (the "Notes"), which matures on November 1, 2030.

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

    The following table summarizes contractual obligations at December 31, 2020, and the future periods in which the obligations are expected to be settled in cash:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(Dollars in millions)
Deposits without stated maturities	$9,924	$—	$—	$—	$9,924
Short-term FHLB advances and other borrowings	1,935	537	366	7	2,845
Certificates of deposits	3,415	—	—	—	3,415
Long-term FHLB advances	—	700	100	400	1,200
Senior notes (2)	246	—	—	—	246
Subordinated debt	—	—	—	148	148
Trust preferred securities	—	—	—	247	247
Operating leases	9	12	5	1	27
DOJ Liability	—	—	—	118	118
Other (1)	17	35	7	2	61
Total	$15,546	$1,284	$478	$923	$18,231
(1)     Includes contracts with vendors and commitments to various limited partnerships that invest in housing projects qualifying for the low income housing tax credit.
(2)     We provided notice that we would be redeeming the senior notes in December 2020 and settled the senior notes in January 2021.

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

Loans with Government Guarantees

    Substantially all of our LGG continue to be insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs ("VA"). In the event of a government guaranteed loan borrower default, the Bank has a unilateral option to repurchase loans sold to GNMA that are 90 days past due and recover losses through a claims process from the insurer. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes delinquent, which is not paid by the FHA until claimed. Additionally, if the Bank cures the loan, it can be re-sold to GNMA. If not, the Bank can begin the process of collecting the government guarantee by filing a claim in accordance with established guidelines. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk.

    During the year ended December 31, 2020, we had less than $2.8 million in net charge-offs related to LGG and have reserved for the remaining risks within other assets and as a component of our allowance for loan losses on residential first mortgages. These additional expenses or charges arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss in excess of all, or part of, the guarantee.

    Our LGG portfolio totaled $2.5 billion at December 31, 2020, as compared to $0.7 billion at December 31, 2019. GNMA has granted borrowers with an option to seek forbearances on their mortgage repayments. $2.5 billion of GNMA loans are in forbearance as of December 31, 2020. When a GNMA loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) the loan is required to be re-recognized on the balance sheet by the MSR owner. These loans are recorded in loans with government guarantees, and the liability to repurchase the loans is recorded in loans with government guarantees repurchase options on the Consolidated Statements of Financial Condition. This resulted in $1.9 billion of repurchase options as of December 31, 2020, a $1.8 billion increase from December 31, 2019. We have elected not to exercise these repurchase options as of December 31, 2020 because loans are not able to be modified and re-sold during the forbearance period. Our right to repurchase these loans continues as long as they remain unpaid for three consecutive months. At the prudent time, we intend to repurchase the loans which we believe will be accretive to net income by modifying and re-selling the loans or utilizing the partial claims process.
    For further information, see Note 5 - Loans with Government Guarantees and the Credit Risk - Payment Deferrals section of the MD&A.

Regulatory Risks

Department of Justice Settlement Agreement

    On February 24, 2012, the Bank entered into a Settlement Agreement with the DOJ under which we made an initial payment of $15 million and agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting all of the following conditions which are evaluated quarterly and include: (a) the reversal of the DTA valuation allowance, which occurred at the end of 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred"), which occurred in July 2016; and (c) the Bank having a Tier 1 Leverage Capital Ratio of 11 percent or greater as filed in the Call Report with the OCC. At December 31, 2020, the Company had a Tier 1 Leverage Capital Ratio of 8.12 percent and the fair value of this liability was $35 million.

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

    The Settlement Agreement meets the definition of a financial instrument for which we elected the fair value option. We consider the assumptions a market participant would make to transfer the liability and evaluate the potential ways we might satisfy the Settlement Agreement and our estimates of the likelihood of these outcomes, which may change over time. The fair value of the liability is subject to significant uncertainty and is impacted by forecasted estimates of the timing of potential payments, which are impacted by estimates of equity, earnings, timing and amount of dividends and growth of the balance sheet and their related impacts on forecasted Tier 1 Leverage Capital Ratio, the likelihood of the Bank or Bancorp being a party to a business combination resulting in terms which would require payments to commence, or any other means by which a payment could be made. While the Settlement Agreement remains outstanding we are exposed to the risk of further litigation, reputational risk and operational risk related to our ongoing business relationships and discussions from time to time to resolve the Settlement Agreement. For further information on the fair value to the liability, see Note 20 - Fair Value Measurements.

Representation and Warranty Reserve

    When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac). An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Financial Condition, which was $7 million and $5 million at December 31, 2020 and December 31, 2019, respectively.

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

    The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines reached by Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 7.71 percent at December 31, 2020, providing a 271 basis point stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 11.89 percent at December 31, 2020, providing a 189 basis point buffer above the minimum level needed to be considered "well-capitalized".

    Dodd-Frank Act Section 171, commonly known as the Collins Amendment, established minimum Tier 1 leverage and risk-based capital requirements for insured depository institutions, depository institution holding companies, and non-bank financial companies that are supervised under the Federal Reserve. Under the amendment, certain hybrid securities, such as trust preferred securities, may be included in Tier 1 capital for bank holding companies that had total assets below $15 billion as of December 31, 2009. As we were below $15 billion in assets as of December 31, 2009, the trust preferred securities classified as long-term debt on our balance sheet will be included as Tier 1 capital, unless we complete an acquisition of a depository institution holding company or a depository institution and we report total assets greater than $15 billion in the quarter in which the acquisition occurs. Should that event occur, our trust preferred securities would be included in Tier 2 capital.

Regulatory Capital

    The Bank and Flagstar are subject to the Basel III-based U.S. rules, including capital simplification in 2020.

    On March 27, 2020, in response to COVID-19, U.S. banking regulators issued an interim final rule that allows banking organizations the option to delay the initial adoption impact of CECL on regulatory capital for two years followed by a three-year transition period. During the two-year delay we will add back to CET1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in the ACL (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over the three-year period.

    For the period presented, the following table sets forth our capital ratios, as well as our excess capital over well-capitalized minimums.

Flagstar Bancorp	Actual		Well-Capitalized Under Prompt Corrective Action Provisions		Excess Capital Over Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
December 31, 2020
Tier 1 leverage capital (to adjusted avg. total assets)	$2,270	7.71%	$1,472	5.0%	$798	2.7%
Common equity Tier 1 capital (to RWA)	2,030	9.15%	1,442	6.5%	588	2.6%
Tier 1 capital (to RWA)	2,270	10.23%	1,775	8.0%	495	2.2%
Total capital (to RWA)	2,638	11.89%	2,219	10.0%	419	1.9%

    As presented in the table above, our constraining capital ratio is our total capital to risk weighted assets at 11.89 percent. It would take a $419 million after-tax loss, with the balance sheet remaining constant, for our total risk-based capital ratio to fall below the level considered to be "well-capitalized".

    As of December 31, 2020, we had $329 million in MSRs, $92 million in DTAs arising from temporary differences and no material investments in unconsolidated financial institutions or minority interest which drive differences between our current capital ratios. For additional information on our capital requirements, see Note 18 - Regulatory Capital.

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

Tangible book value per share, adjusted net income, adjusted diluted earnings per share, adjusted net interest income, adjusted net interest margin, adjusted average interest-bearing liability, adjusted interest rate spread, adjusted noninterest expense, adjusted return on average assets, and adjusted return on average tangible common equity. The Company believes that these non-GAAP financial measures provide a meaningful representation of its operating performance on an ongoing basis for investors, securities analysts, and others. Management uses these measures to assess performance of the Company against its peers and evaluate overall performance.

    The following tables provide a reconciliation of non-GAAP financial measures.

	At December 31,
	2020	2019	2018
	(Dollars in millions)
Total stockholders' equity	$2,201	$1,788	$1,570
Less: Goodwill and intangibles	157	170	190
Tangible book value	$2,044	$1,618	$1,380

Number of common shares outstanding	52,656,067	56,631,236	57,749,464
Tangible book value per share	$38.80	$28.57	$23.90

Net income	$538	$218	$187
DOJ adjustment	—	(25)	—
Tax impact of DOJ adjustment	—	5	—
Recognition of hedging gains	—	—	(29)
Tax impact of hedging gains	—	—	5
Wells Fargo acquisition costs	—	1	15
Tax impact of Wells Fargo acquisition costs	—	—	(2)
Adjusted net income	$538	$199	$176

Weighted average diluted common shares	56,505,813	57,238,978	58,322,950
Diluted earnings per share	$9.52	$3.80	$3.21
Adjusted diluted earnings per share	$9.52	$3.46	$3.02

Net interest income	$685	$562	$497
Hedging gains	—	—	(29)
Adjusted net interest income	$685	$562	$468
Average interest-earning assets	$24,431	$18,453	$16,136
Net interest margin	2.80%	3.05%	3.07%
Adjusted net interest margin	2.80%	3.05%	2.89%

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Average interest-earning asset yield	3.33%	4.28%	4.21%
Average interest-bearing liability cost	0.93%	1.76%	1.40%
Impact from hedging gains	—%	—%	0.23%
Adjusted average interest-bearing liability	0.93%	1.76%	1.63%
Interest rate spread	2.40%	2.52%	2.81%
Adjusted interest rate spread	2.40%	2.52%	2.58%

Noninterest expense	$1,157	$888	$712
Wells Fargo acquisition costs	—	—	15
Adjusted noninterest expense	$1,157	$888	$697

Return on average assets	2.00%	1.05%	1.04%
Adjustment to remove hedging gains	—%	—%	(0.13)%
Adjustment to remove DOJ adjustment	—%	(0.09)%	—%
Adjustment to remove Wells Fargo acquisition costs	—%	—%	0.07%
Adjusted return on average assets	2.00%	0.96%	0.98%

Return on average tangible common equity	29.00%	15.15%	13.46%
Adjustment to remove hedging gains	—%	—%	(1.70)%
Adjustment to remove DOJ adjustment	—%	(1.34)%	—%
Adjustment to remove Wells Fargo acquisition costs	—%	0.06%	0.91%
Adjusted return on average tangible common equity	29.00%	13.87%	12.67%

Accounting and Reporting Developments

Adoption of New Accounting Standards - Credit Losses

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

Allowance for Credit Losses

    On January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which required financial assets to be presented at the net amount expected to be collected (i.e. net of expected lifetime credit losses). In addition, the standard requires a reserve to be recorded for expected lifetime credit losses on our unfunded commitments. Therefore, we record ALLL on relevant financial assets and a reserve for unfunded commitments on our Consolidated Statements of Financial Condition, collectively referred to as the ACL.

The ACL is impacted by changes in asset quality of the portfolio, including but not limited to increases in risk rating changes in our commercial portfolio, borrower delinquencies, changes in FICO scores or changes in LTVs in our consumer portfolio. In addition, while we have incorporated our forecasted impact of COVID-19 into our ACL, the ultimate impact of

COVID-19 is still uncertain, including how long economic activity will be impacted and what effect the unprecedented levels of government fiscal and monetary actions will have on the economy and our credit losses.

Specifically identified component

    The specifically identified component of the ACL related to performing TDR loans is generally measured as the difference between the recorded investment in the specific loan and the present value of the cash flows expected to be collected, discounted at the loan’s original effective interest rate. Estimating the timing and amounts of future cash flow projections is highly judgmental and based upon assumptions including default rates, prepayment probability and loss severities. All of these estimates and assumptions require significant management judgment and certain assumptions are highly subjective.

    Specifically identified collateral dependent NPL loans are generally measured as the difference between the recorded investment in the impaired loan and the underlying collateral value less estimated costs to sell. These estimates are dependent on third-party property valuations which may be influenced by factors such as the current and future level of home prices, the duration of current overall economic conditions, and other macroeconomic and portfolio-specific factors.

Model-based component

    The model-based component of the ACL (the "General Allowance") is calculated on our non-impaired consumer and commercial LHFI portfolio by segmenting the portfolio based upon common risk characteristics. The general allowance is determined using dual risk rating models which use probability of default, loss given default and exposure at default. These models incorporate macroeconomic forecast scenarios applied over a reasonable and supportable forecast period. After this forecast period, we revert on a straight-line basis over a 1-year period to historical averages which are utilized for the remaining contractual life, adjusted for expected prepayments and borrower controlled extension options. The macroeconomic scenarios include variables that, based on historical analysis, have been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, and gross domestic product levels. The scenarios that are chosen each quarter and the amount of weighting given to each scenario may be adjusted based on our judgment when considering a variety of factors including the stability of the current economy and recent economic events.

Qualitative adjustments

    The specifically identified component analysis and the output of the model provide a reasonable starting point for our analysis, but do not, by themselves, form a sufficient basis to determine the appropriate level for the ACL. We therefore consider the qualitative factors that are likely to cause the ACL associated with our existing portfolio to differ from the output of the model. The most significant qualitative factors considered include changes in economic and business conditions, changes in nature and volume of portfolio and changes in the volume and severity of past due loans. The application of different inputs into the model calculation and the assumptions used by Management to adjust the model calculation are subject to significant management judgment and may result in actual credit losses that differ from the originally estimated amounts.

As described above, the process to determine the ACL requires numerous estimates and assumptions, some of which require a high degree of judgment and are often interrelated. Changes in the estimates and assumptions can result in significant changes in the ACL. Our process for determining the ACL is further discussed in the Credit Risk section of the MD&A and Note 4 - Loans Held for Investment.

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

    For further information regarding the valuation of our financial instruments, including those that utilize unobservable inputs, see the Notes to the Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flagstar Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020.
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
Allowance for Credit Losses on Loans - General Allowance for Credit Losses for the Residential First Mortgage, Home Equity and Commercial Portfolios
As described in Notes 1 and 4 to the consolidated financial statements, the allowance for credit losses represents management's estimate of expected lifetime losses in the Loans Held-for-Investment (LHFI) portfolio, excluding loans carried under the fair value option. The allowance for credit losses totaled $280 million as of December 31, 2020, which consists of $252 million related to the allowance for credit losses on funded loans in the LHFI portfolio and $28 million related to the reserve for unfunded commitments. The allowance for credit losses on loans for the residential first mortgage, home equity and commercial portfolios totaled $49 million, $25 million, and $135 million, respectively. Management establishes the general allowance for expected lifetime losses on non-impaired loans by segmenting the portfolio based upon common risk characteristics. The general allowance is determined through a model-based estimate by applying probability of default and loss given default assumptions to the expected exposure at default. Management considers the qualitative factors that are likely to cause the allowance associated with their existing portfolio to differ from the output of the models. The most significant qualitative factors include changes in economic and business conditions, changes in nature and volume of the portfolio and changes in the volume and severity of past due loans.
The principal considerations for our determination that performing procedures relating to the general allowance for credit losses for the residential first mortgage, home equity and commercial portfolios is a critical audit matter are (i) the significant judgment by management in determining the estimate of the general allowance for credit losses for the residential first mortgage, home equity and commercial portfolios which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the probability of default and loss given default assumptions and management's judgment regarding qualitative factors related to changes in economic and business conditions, and (ii) the audit effort involved the use of professionals with specialized skill or knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s estimation of the general allowance for credit losses for the residential first mortgage, home equity and commercial portfolios. These procedures also included, among others, testing management’s process for estimating the general allowance for credit losses for the residential first mortgage, home equity and commercial portfolios. This included (i) evaluating the appropriateness of the models used to estimate the allowance, (ii) evaluating the reasonableness of the probability of default and loss given default assumptions, (iii) testing the completeness and accuracy of data used in the models, and (iv) evaluating the reasonableness of management's judgments regarding qualitative factors related to changes in economic and business conditions. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the models and the reasonableness of management judgments regarding qualitative factors related to changes in economic and business conditions.
Valuation of Mortgage Servicing Rights
As described in Notes 1 and 20 to the consolidated financial statements, the Company purchases and originates mortgage loans for sale to the secondary market. If the Company retains the right to service the loan at the time of sale, a mortgage servicing right (MSR) is created and recorded at fair value, where fair value represents the price that would be received to sell an asset through an orderly transaction between market participants at the measurement date. MSRs represented $329 million or 61% of the Company’s total level 3 assets at fair value as of December 31, 2020. Management uses an internal valuation model that utilizes an option-adjusted spread, constant prepayment rates, costs to service, and other assumptions to determine the fair value of MSRs. Management obtains third-party valuations of the MSR portfolio on a quarterly basis from independent valuation services to assess the reasonableness of the fair value calculated by the internal valuation model.
The principal considerations for our determination that performing procedures relating to the valuation of mortgage servicing rights is a critical audit matter are (i) the significant judgment by management in determining the fair value of the MSRs, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the valuation model and significant unobservable inputs, related to option adjusted spreads, constant prepayment rates and cost to service used in the valuation of MSRs, and (ii) the audit effort involved the use of professionals with specialized skill or knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the MSRs, including controls over the aforementioned significant unobservable inputs. These procedures also included, among others, testing management’s process for determining the fair value of the MSRs. This included (i) evaluating the appropriateness of the valuation model, (ii) testing the completeness and accuracy of the data used in the model, and (iii) evaluating the reasonableness of the aforementioned significant unobservable inputs by considering the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuations provided by third party valuation services used by management.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 26, 2021

We have served as the Company’s auditor since 2015.

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	December 31,
	2020	2019
Assets
Cash	$251	$220
Interest-earning deposits	372	206
Total cash and cash equivalents	623	426
Investment securities available-for-sale	1,944	2,116
Investment securities held-to-maturity	377	598
Loans held-for-sale ($7,009 and $5,219 measured at fair value, respectively)	7,098	5,258
Loans held-for-investment ($13 and $12 measured at fair value, respectively)	16,227	12,129
Loans with government guarantees	2,516	736
Less: allowance for loan losses	(252)	(107)
Total loans held-for-investment and loans with government guarantees, net	18,491	12,758
Mortgage servicing rights	329	291
Federal Home Loan Bank stock	377	303
Premises and equipment, net	392	416
Goodwill and intangible assets	157	170
Other assets	1,250	930
Total assets	$31,038	$23,266
Liabilities and Stockholders’ Equity
Non-interest bearing deposits	$9,458	$5,467
Interest bearing deposits	10,515	9,679
Total deposits	19,973	15,146
Short-term Federal Home Loan Bank advances and other	3,900	4,165
Long-term Federal Home Loan Bank advances	1,200	650
Other long-term debt	641	496
Loans with government guarantees repurchase options	1,851	70
Other liabilities ($35 and $35 measured at fair value, respectively)	1,272	951
Total liabilities	28,837	21,478
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 and 80,000,000 shares authorized; 52,656,067 and 56,631,236 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,346	1,483
Accumulated other comprehensive income	47	1
Retained earnings	807	303
Total stockholders’ equity	2,201	1,788
Total liabilities and stockholders’ equity	$31,038	$23,266

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In millions, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Interest Income
Loans	$748	$713	$595
Investment securities	70	77	86
Interest-earning deposits and other	1	4	2
Total interest income	819	794	683
Interest Expense
Deposits	81	138	94
Short-term Federal Home Loan Bank advances and other	16	59	68
Long-term Federal Home Loan Bank advances	12	7	(4)
Other long-term debt	25	28	28
Total interest expense	134	232	186
Net interest income	685	562	497
Provision (benefit) for credit losses	149	18	(8)
Net interest income after provision (benefit) for credit losses	536	544	505
Noninterest Income
Net gain on loan sales	971	335	200
Loan fees and charges	165	100	87
Net return on mortgage servicing rights	10	6	36
Loan administration income	84	30	23
Deposit fees and charges	32	38	21
Other noninterest income	63	101	72
Total noninterest income	1,325	610	439
Noninterest Expense
Compensation and benefits	466	377	318
Occupancy and equipment	176	161	127
Commissions	232	111	80
Loan processing expense	98	80	59
Legal and professional expense	31	27	28
Federal insurance premiums	24	20	22
Intangible asset amortization	13	15	5
Other noninterest expense	117	97	73
Total noninterest expense	1,157	888	712
Income before income taxes	704	266	232
Provision for income taxes	166	48	45
Net income	$538	$218	$187
Net income per share
Basic	$9.59	$3.85	$3.26
Diluted	$9.52	$3.80	$3.21
Weighted average shares outstanding
Basic	56,094,542	56,584,238	57,520,289
Diluted	56,505,813	57,238,978	58,322,950
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$538	$218	$187
Other comprehensive income (loss), net of tax
Investment securities	51	48	(29)
Derivatives and hedging activities	(5)	—	(2)
Other comprehensive income (loss), net of tax	46	48	(31)
Comprehensive income	$584	$266	$156

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except share data)

	Common Stock
	Number of Shares Outstanding	Amount of Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2017	57,321,228	$1	$1,512	$(16)	$(98)	$1,399
Net income	—	—	—	—	187	187
Total other comprehensive loss	—	—	—	(26)	—	(26)
Shares issued from the Employee Stock Purchase Plan	114,385	—	10	—	—	10
Stock-based compensation	318,560	—	—	—	—	—
Reclassification of certain income tax effects (1)	—	—	—	(5)	5	—
Repurchase of common shares (2)	(4,709)	—	—	—	—	—
Balance at December 31, 2018	57,749,464	$1	$1,522	$(47)	$94	$1,570
Net income	—	—	—	—	218	218
Total other comprehensive income	—	—	—	48	—	48
Shares issued from the Employee Stock Purchase Plan	106,881	—	—	—	—	—
Dividends declared and paid	376	—	—	—	(9)	(9)
Stock-based compensation	292,220	—	11	—	—	11
Repurchase of common shares (2)	(1,517,705)	—	(50)	—	—	(50)
Balance at December 31, 2019	56,631,236	$1	$1,483	$1	$303	$1,788
Net income	—	—	—	—	538	538
Total other comprehensive income	—	—	—	46	—	46
Shares issued from the Employee Stock Purchase Plan	181,875	—	—	—	—	—
Dividends declared and paid	729	—	—	—	(11)	(11)
Stock-based compensation	429,874	—	13	—	—	13
CECL ASU Adjustment to RE	—	—	—	—	(23)	(23)
Repurchase of common shares (2)	(4,587,647)	—	(150)	—	—	(150)
Balance at December 31, 2020	52,656,067	$1	$1,346	$47	$807	$2,201
(1)Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to the adoption of ASU 2018-02.
(2)Includes dividend reinvestment shares.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2020	2019	2018
Operating Activities
Net income	$538	$218	$187
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	76	70	56
Provision (benefit) for credit losses	149	18	(8)
Net gain on loan and asset sales	(971)	(335)	(200)
Proceeds from sales of HFS	41,799	15,866	8,935
Origination, premium paid and purchase of loans, net of principal repayments	(48,857)	(32,715)	(32,261)
Net change in:
Other	(763)	(205)	(87)
Net cash used in operating activities	$(8,029)	$(17,083)	$(23,378)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	$6,756	$15,873	$23,721
Collection of principal on investment securities AFS	610	184	199
Purchase of investment securities AFS and other	(360)	(500)	(340)
Collection of principal on investment securities HTM	221	106	92
Proceeds received from the sale of LHFI	488	219	161
Net origination, purchase, and principal repayments of LHFI	(4,650)	(3,179)	(978)
Acquisition of premises and equipment, net of proceeds	(54)	(61)	(71)
Net purchase of FHLB stock	(74)	—	—
Proceeds from the sale of MSRs	65	62	334
Assets acquired in business combinations	—	—	1,499
Other, net	(16)	(16)	(10)
Net cash provided by investing activities	$2,986	$12,688	$24,607
Financing Activities
Net change in deposit accounts	$4,826	$2,766	$1,072
Net change in short-term FHLB borrowings and other short-term debt	(265)	923	(1,016)
Proceeds from increases in FHLB long-term advances and other debt	550	550	200
Repayment of long-term FHLB advances	—	(50)	(1,455)
Repayment of long-term debt	(3)	—	—
Proceeds from issuance of subordinated debt	150	—	—
Subordinated debt issuance costs	(2)	—	—
Net receipt of payments of loans serviced for others	165	284	181
Dividends declared and paid	(11)	(9)	—
Stock repurchase	(150)	(50)	—
Other	(19)	5	(2)
Net cash provided by (used in) by financing activities	$5,241	$4,419	$(1,020)
Net increase in cash, cash equivalents and restricted cash (1)	198	24	209
Beginning cash, cash equivalents and restricted cash (1)	456	432	223
Ending cash, cash equivalents and restricted cash (1)	$654	$456	$432
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$133	$230	$185
Income tax payments	$161	$4	$—
Non-cash reclassification of investment securities HTM to AFS	$—	$—	$144
Non-cash reclassification of loans originated LHFI to LHFS	$549	$120	$279
Non-cash reclassification of LHFS to AFS securities	$6,761	$15,458	$23,718
MSRs resulting from sale or securitization of loans	$268	$223	$356
(1)For further information on restricted cash, see Note 11 - Derivatives.

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

Consolidation and Basis of Presentation

    Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States. Additionally, where applicable the policies conform to the accounting and reporting guidelines prescribed by regulatory authorities. Certain prior period amounts have been reclassified to conform to the current period presentation. The preparation of the Consolidated Financial Statements, requires Management to make estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Actual results could be materially different from these estimates.

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

Investment securities HTM are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts using the interest method. Transfers of investment securities into the HTM category from the AFS category are accounted for at fair value at the date of transfer. Any related unrealized holding gain (loss), net of tax, that was included in the transfer is retained in other comprehensive income (loss) and is amortized as an adjustment to interest income over the remaining life of the securities.

We separately evaluate our HTM debt securities for any credit losses. For each of the three years ended December 31, 2020, all investment securities HTM held by us were issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses; therefore, we apply a zero credit loss assumption to this portfolio and did not record any credit allowance for each of the three years ended December 31, 2020.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    We evaluate AFS debt securities where the value has declined below amortized cost for impairment. If we intend to sell or believe it is more likely than not that we will be required to sell the debt security, it is written down to fair value through earnings. For AFS debt securities we intend to hold, we evaluate the debt securities for expected credit losses, except for debt securities that are guaranteed by the U.S. Treasury, U.S. government agencies or sovereign entities of high credit quality for which we apply a zero loss assumption, comprised 94 percent of our AFS portfolio at December 31, 2020. For the remaining AFS securities, credit losses are recognized as an increase to the ACL through the credit loss provision. If any of the decline in fair value is related to market factors, that amount is recognized in OCI. For the three years ended December 31, 2020, we had no unrealized credit losses

    Investment securities transactions are recorded on the trade date for purchases and sales. Interest earned on investment securities, including the amortization of premiums and the accretion of discounts, are determined using the effective interest method over the period of maturity and recorded in interest income in the Consolidated Statements of Operations. Accrued interest receivable on investment securities totaled $5 million at December 31, 2020 and was reported in Other assets on the Consolidated Statements of Financial Condition.

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

Loans Held-for-Investment

    We classify loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. Loans held-for-investment are reported at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs. Accrued interest receivable on loans held-for-for investment totaled $43 million at December 31, 2020 and was reported in Other assets on the Consolidated Statements of Financial Condition. Premiums and discounts on purchased loans and non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, are deferred and recognized over the life of the related loans as an adjustment to the loans’ effective yield, which is included in interest income on loans in the Consolidated Statements of Operations.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    We cease the accrual of interest on all classes of consumer and commercial loans upon the earlier of, becoming 90 days past due, or when doubt exists as to the ultimate collection of principal or interest (classified as nonaccrual or NPLs). When a loan is placed on nonaccrual status, the accrued interest income is reversed against interest income and the loan may only return to accrual status when principal and interest become current and are anticipated to be fully collectible. We do not measure an ACL for accrued interest receivables as accrued interest is written off in a timely manner.

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

Loan Modifications (Troubled Debt Restructurings)

    We may modify certain loans in both our consumer and commercial loan portfolios to retain customers or to maximize collection of the outstanding loan balance. We have programs designed to assist borrowers by extending payment dates or reducing the borrower's contractual payments. All loan modifications are made on a case-by-case basis. Our standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis and collateral valuations. TDRs result in those instances in which a borrower demonstrates financial difficulty and for which a concession has been granted, including reductions of interest rates, extensions of amortization periods, principal and/or interest forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. These loans are classified as nonperforming TDRs if the loan was nonperforming prior to the restructuring, or based upon the results of a contemporaneous credit evaluation. Such loans will continue on nonaccrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months, after which they will be classified as performing TDRs and will begin to accrue interest. Performing and nonperforming TDRs remain impaired as interest and principal will not be received in accordance with the original contractual terms of the loan agreement.

    Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, but may give rise to potential incremental losses. We measure impairments using a discounted cash flow method for performing TDRs and measure impairment based on collateral values for collateral-dependent nonperforming TDRs.

Allowance for Credit Losses on Loans

    The ACL represents Management's estimate of expected lifetime losses in our LHFI portfolio, excluding loans carried under the fair value option. In addition, we record a reserve for expected lifetime losses on our unfunded commitments - see Reserve for Unfunded Commitments section below. Therefore, we record ALLL on relevant financial assets and a reserve for unfunded commitments on our Consolidated Statements of Financial Condition, collectively referred to as the ACL.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual terms excludes expected extensions, renewals, and modifications unless either of the following applies: Management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by us.

The ACL is impacted by changes in asset quality of the portfolio, including but not limited to increases in risk rating changes in our commercial portfolio, borrower delinquencies, changes in FICO scores or changes in LTVs in our consumer portfolio. In addition, while we have incorporated our forecasted impact of COVID-19 into our ACL, the ultimate impact of COVID-19 is still uncertain, including how long economic activity will be impacted by the pandemic and what effect the unprecedented levels of government fiscal and monetary actions will have on the economy and our credit losses.

    Specifically identified component. The specifically identified component of the ACL related to performing TDR loans is generally measured as the difference between the recorded investment in the specific loan and the present value of the cash flows expected to be collected, discounted at the loan’s original effective interest rate. Estimating the timing and amounts of future cash flow projections is highly judgmental and based upon assumptions including default rates, prepayment probability

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

and loss severities. All of these estimates and assumptions require significant management judgment and certain assumptions are highly subjective.

Specifically identified collateral dependent NPL loans are generally measured as the difference between the recorded investment in the impaired loan and the underlying collateral value less estimated costs to sell. These estimates are dependent on third-party property valuations which may be influenced by factors such as the current and future level of home prices, the duration of current overall economic conditions, and other macroeconomic and portfolio-specific factors.

    Model-based component. A general allowance is established for expected lifetime losses on non-impaired loans by segmenting the portfolio based upon common risk characteristics. Our consumer loan portfolio is broadly segmented into Residential First Mortgage, Home Equity and Other Consumer. Risks for these segments include lien position, credit quality, and loan structure. Our commercial loans are broadly segmented into Commercial Real Estate, Commercial and Industrial, and Warehouse Lending. Risks for these segments include credit quality and loan structure.

The general allowance is determined using dual risk rating models which use probability of default, loss given default and exposure at default. These models incorporate macroeconomic forecast scenarios applied over a 2-year reasonable and supportable forecast period. After this forecast period, we revert on a straight-line basis over a 1-year period to historical averages which are utilized for the remaining contractual life, adjusted for expected prepayments and borrower controlled extension options. The macroeconomic scenarios include variables that, based on historical analysis, have been key drivers of increases and decreases in credit losses. These variables include unemployment rates, real estate prices, and gross domestic product levels.

Qualitative adjustments. The specifically identified component analysis and the output of the model provide a reasonable starting point for our analysis, but do not, by themselves, form a sufficient basis to determine the appropriate level for the ACL. We therefore consider the qualitative factors that are likely to cause the ACL associated with our existing portfolio to differ from the output of the model. The most significant qualitative factors considered include changes in economic and business conditions, changes in nature and volume of portfolio and changes in the volume and severity of past due loans. The application of different inputs into the model calculation and the assumptions used by Management to adjust the model calculation are subject to significant management judgment and may result in actual credit losses that differ from the originally estimated amounts.

Credit Losses

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

Recoveries of past charge-offs are credited to the allowance for previously charged-off principal, interest and expenses after principal, interest, and fees of the loan are collected.

Reserve for Unfunded Commitments

We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The ACL on unfunded commitments is adjusted as a provision for credit loss expense within the provision (benefit) for credit losses on the Consolidated Statements of Operations and is recorded in other liabilities on the Consolidated Statements of Financial Condition. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The reserve for unfunded commitments is included in other liabilities on the Consolidated Statements of Financial Condition.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

These credit exposures include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. For further information, see Note 19 – Legal Proceedings, Contingencies and Commitments.

Transfers of Financial Assets

    Our recognition of gain or loss on the sale of loans for which we surrender control is accounted for as a sale to the extent that 1) the transferred assets are legally isolated from us or our consolidated affiliates, even in bankruptcy or other receivership, 2) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Company and 3) we do not maintain the obligation or unilateral ability to reclaim or repurchase the assets. If the sale criteria are met, the transferred financial assets are removed from the Consolidated Statements of Financial Condition and a gain or loss on sale is recognized.

Variable Interest Entities

    An entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. An entity is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For further information, see Note 7 - Variable Interest Entities.

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

Loans with Government Guarantees

    We originate government guaranteed loans which are pooled and sold as Ginnie Mae MBS. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral right to repurchase loans securitized in Ginnie Mae pools that are due, but unpaid, for three consecutive months. As a result, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, we account for the loans as if they had been repurchased. We recognize the loans and corresponding liability as loans with government guarantees and loans with government guarantees repurchase options, respectively, in the Consolidated Statements of Financial Condition. If the loan is repurchased, the liability is cash settled and the loan with government guarantee remains. Once repurchased, we may recover losses through a claims process with the government agency, as an approved lender.

Federal Home Loan Bank Stock

    We own stock in the FHLB of Indianapolis, as required to permit us to obtain membership in and to borrow from the FHLB. The stock is redeemable at par and is carried at cost as no market quotes exist for the stock.

Premises and Equipment

    Premises and equipment are carried at cost less accumulated depreciation. Land is carried at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which generally ranges from three to thirty years. Capitalized software is amortized on a straight-line basis over its useful life, which generally ranges from three years to seven years. Software expenditures and repair and maintenance costs that are considered general, administrative, or of a maintenance nature are expensed as incurred.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Goodwill and Intangible Assets

    The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles and other identifiable intangible assets.

    Goodwill is not amortized, but rather tested annually for impairment, or more frequently as events occur or circumstances change that would indicate the fair value is below the carrying amount. The Company may assess qualitative factors to determine whether it is more-likely-than-not the fair value is less than its carrying amount. If the Company concludes based on the qualitative assessment that goodwill may be impaired, a quantitative one-step impairment test would then be applied. An impairment loss would be recognized for any excess of carrying value over the fair value of the goodwill.

    Intangible assets subject to amortization are amortized over the estimated life, using a method that approximates the time the economic benefits are realized by the Company. Intangible assets are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

    Amortization expense on intangible assets was $13 million and $15 million for the years ended December 31, 2020 and December 31, 2019, respectively. The estimated future aggregate amortization expense on intangible assets for the years ended 2021, 2022, and 2023 is $11 million, $9 million and $7 million, respectively.

Mortgage Servicing Rights

    We purchase and originate mortgage loans for sale to the secondary market and sell the loans on either a servicing-retained or servicing-released basis. If we retain the right to service the loan, an MSR is created at the time of sale which is recorded at fair value. We use an internal valuation model that utilizes an option-adjusted spread, constant prepayment speeds, costs to service and other assumptions to determine the fair value of MSRs.

    Management obtains third-party valuations of the MSR portfolio on a quarterly basis from independent valuation services to assess the reasonableness of the fair value calculated by our internal valuation model. Changes in the fair value of our MSRs are reported on the Consolidated Statements of Operations in net return on mortgage servicing. For further information, see Note 10 - Mortgage Servicing Rights and Note 20 - Fair Value Measurements.

    We periodically enter into agreements to sell certain of our MSRs, which qualify as sales transactions. A transfer of servicing rights related to loans previously sold qualifies as a sale at the date on which title passes if substantially all risks and rewards of ownership have irrevocably passed to the transferee and any protection provisions retained by the transferor are minor and can be reasonably estimated. In addition, if a sale is recognized and only minor protection provisions exist, a liability is accrued for the estimated obligation associated with those provisions.

Leases

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

    At December 31, 2019, our inventory of leases included various bank branches, ATM locations and retail home lending offices. Many of our leases contain options to extend or terminate early and we consider these options when evaluating the lease term to determine if they are reasonably certain to be exercised based on all relevant economic and financial factors. Lease rental expense totaled approximately $13 million, $12 million and $11 million for the years ended December 31, 2020, 2019 and 2018, respectively. All leases are classified as operating leases based on their terms.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    The following table reflects information relating to our operating leases:

December 31, 2020
(Dollars in millions)
Operating Leases (1)
Weighted-average remaining lease term (years)	3.64
Weighted-average discount rate	1.85%
Right-of-use asset (2)	$23
Lease liability (3)	$23
(1)Lease expense on operating leases includes a de-minimis amount of short-term lease expense and variable lease expense.
(2)Recorded in premises and equipment on the Consolidated Statements of Financial Condition.
(3)Recorded in other liabilities on the Consolidated Statements of Financial Condition.

    The following table presents our undiscounted cash flows on our operating lease liabilities as of December 31, 2020 and our minimum contractual obligations on our operating leases as of December 31, 2019:

	December 31, 2020	December 31, 2019
	(Dollars in millions)
Within one year	$9	$9
After one year and within two years	8	7
After two years and within three years	5	5
After three years and within four years	3	3
After four years and within five years	2	1
After five years	1	2
Total (1)	$28	$27
(1)The difference between the total undiscounted cash payments on operating leases and the lease liability is solely the effect of discounting.

Servicing Fee Income

    Servicing fee income, late fees and ancillary fees received on loans for which we own the MSR are included in net return on mortgage servicing rights on the Consolidated Statements of Operations. The fees are based on the outstanding principal and are recorded as income when earned. Subservicing fees, which are included in loan administration income on the Consolidated Statements of Operations, are based on a contractual monthly amount per loan including late fees and other ancillary income.

Revenue from Contracts with Customers

    Under the guidance of the Revenue from Contracts with Customers (Topic 606), an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration received in exchange for those goods or services.

    Revenue is recognized when obligations, under the terms of a contract with our customer, are satisfied, which generally occurs when services are performed. Revenue is measured as the amount of consideration we expect to receive in exchange for providing services.

The disaggregation of our revenue from contracts with customers is provided below:

		For the Years Ended December 31,
	Location of Revenue (1)	2020	2019
		(Dollars in millions)
Deposit account and other banking income	Deposit fees and charges	$21	$27
Debit card interchange fees	Deposit fees and charges	11	11
Credit card interchange fees	Other noninterest income	1	2
Wealth management	Other noninterest income	8	6
Total		$41	$46
(1)Recognized within the Community Banking segment.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    Deposit account and other banking income - We charge depositors various deposit account service fees including those for outgoing wires, overdrafts, stop payments, and ATM fees. These fees are generated from a depositor’s option to purchase services offered under the contract and are only considered a contract when the depositor exercises their option to purchase these account services. Therefore, we deem the term of our contracts with depositors to be day-to-day and do not extend beyond the services already provided. Deposit account and other banking fees are recorded at the point in time we perform the requested service.

    Interchange income - We collect interchange fee income when debit cards that we have issued to our customers, are used in merchant transactions. Our performance obligation is satisfied and revenue is recognized at the point we initiate the payment of funds from a customer’s account to a merchant account.

    Merchant fee income - We receive a percentage of merchant fees based upon card transactions processed through point-of-sale terminals at referred merchant locations. Our performance obligation is satisfied when our referral of a merchant to a payment processing vendor results in an executed agreement between the merchant and the vendor. Merchant fee revenue is recognized as received.

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

    We also earn revenue from portfolio management services. We receive payment in advance for portfolio management services at the beginning of each quarter for services to be performed over the quarter which results an insignificant revenue liability. We recognize this revenue over the quarter on a straight-line basis, as we believe this is the most appropriate method to measure progress towards satisfaction of the performance obligation.

Derivatives

    We utilize derivative instruments to manage the fair value changes in our MSRs, interest rate lock commitments and LHFS portfolio which are exposed to price and interest rate risk; facilitate asset/liability management; minimize the variability of future cash flows on long-term debt; and to meet the needs of our customers. All derivatives are recognized on the Consolidated Statements of Financial Condition as other assets and liabilities, as applicable, at their estimated fair value.

    For those derivatives designated as qualified cash flow hedges, changes in the fair value of the derivatives, to the extent effective as a hedge, are recorded in accumulated other comprehensive income, net of income taxes, and reclassified into earnings concurrently with the earnings of the hedged item. For derivative instruments designated as qualified fair value hedges, which are used to hedge the exposure of fair value changes of an asset or liability attributable to a particular risk, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period. For all other derivatives, changes in the fair value of the derivative are recognized immediately in earnings. A majority of these derivatives are subject to master netting agreements and cleared through a Central Counterparty Clearing House, which mitigates non-performance risk with counterparties and enables us to settle activity on a net basis.

    We use interest rate swaps, swaptions, futures and forward loan sale commitments to mitigate the impact of fluctuations in interest rates and interest rate volatility on the fair value of the MSRs. Changes in their fair value are reflected in current period earnings under the net return on mortgage servicing asset. These derivatives are valued based on quoted prices for similar assets in an active market with inputs that are observable.

    We also enter into various derivative agreements with customers and correspondents in the form of interest rate lock commitments and forward purchase contracts which are commitments to originate or purchase mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The derivatives are valued using internal models that utilize market interest rates and other unobservable inputs. Changes in the fair value of these commitments due to fluctuations in interest rates are economically hedged through the use of forward loan sale commitments of MBS. The gains and losses arising from this derivative activity are reflected in current period earnings under the net gain on loan sales.

    We may utilize interest rate swaps to hedge the forecasted cash flows from our underlying variable-rate FHLB advances and forecasted FHLB advances in qualifying cash flow hedge accounting relationships. Changes in the fair value of

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statement of Financial Condition and reclassified into interest expense concurrently with the interest expense on the debt. Interest rate swaps are valued based on quoted prices for similar assets in an active market with inputs that are observable. These hedges are evaluated for effectiveness using regression analysis at the time they are designated and then qualitatively throughout the remaining hedge period unless a change in facts and circumstances is identified. For forecasted FHLB advances being hedged, we evaluate the likelihood of the transaction occurring based on the current facts and circumstances each reporting period to ensure the hedge relationship still qualifies for hedge accounting. If we de-designate a hedge relationship or determine that an interest rate swap no longer qualifies for hedge accounting, changes in fair value are no longer recorded in other comprehensive income. The effective amounts previously recorded in other comprehensive income are recognized in earnings over the remaining life of the hedged item as an adjustment to yield, unless the point it is determined that the underlying transaction is probable to not occur, at which point it is reclassified immediately into earnings.

    We utilize interest rate swaps to manage fair value changes of our fixed-rate FHLB advances, certain HFI residential first mortgages and certain AFS securities in qualifying fair value hedge accounting relationships. Interest rate swaps are valued based on quoted prices for similar assets in an active market with inputs that are observable. Changes in the fair value of derivatives designated as fair value hedges, and changes in value attributable to the benchmark interest rate of the hedged item, are recognized in current period earnings and as a basis adjustment to the hedged item and hedging instrument. These hedges are evaluated for effectiveness using regression analysis at the time they are designated and then qualitatively throughout the hedge period unless a change in facts and circumstances is identified. If the Company determines an interest rate swap no longer qualifies for fair value hedge accounting or is de-designated, the hedged item will no longer be adjusted for changes in fair value and the amounts previously recorded as a basis adjustment are recognized in earnings over the remaining life of the hedged item as an adjustment to yield. If a previously hedged item is extinguished or sold, the remaining basis adjustment of the hedged item for prior fair value hedges will be reclassified to current period earnings.

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

Representation and Warranty Reserve

    When we sell mortgage loans into the secondary mortgage market, we make customary representations and warranties to the purchasers about various characteristics of each loan. Upon the sale of a loan, we recognize a liability for that guarantee at its fair value as a reduction of our net gain on loan sales. Subsequent to the sale, the liability is re-measured on an ongoing basis based upon an estimate of probable future losses. An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Financial Condition, and was $7 million at December 31, 2020, as compared to $5 million at December 31, 2019.

Advertising Costs

    Advertising costs are expensed in the period they are incurred and are included as part of other noninterest expense in the Consolidated Statements of Operations. Advertising expenses totaled $22 million, $25 million, and $26 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Stock-Based Compensation

    All share-based payments to employees, including restricted stock units, are classified as equity with expenses being recognized in compensation and benefits in the Consolidated Statements of Operations based on their fair values. The amount of compensation is measured at the grant date and is expensed over the requisite service period, which is normally the vesting period with forfeitures being recognized as they occur. In addition to share-based payments to employees, the discount provided to employees through the Employee Stock Purchase Plan is also recognized as stock-based compensation. For further information, see Note 16 - Stock-Based Compensation.

Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

    The following ASUs have been adopted which impact our accounting policies and/or have a financial impact:

    Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which alters the current method for recognizing credit losses within the reserve account. The new guidance requires financial assets recorded at amortized cost to be presented at the net amount expected to be collected (i.e. net of expected credit losses). The measurement of current expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

Effective January 1, 2020, we have adopted the requirements of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) and all related amendments using the modified retrospective method for all financial assets measured at amortized cost, net investments in leases and unfunded commitments. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. We recorded a net decrease to retained earnings of $23 million as of January 1, 2020 for the cumulative effect of adopting ASC 326.

The following table illustrates the impact of adopting ASC 326:

	January 1, 2020
	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
	(Dollars in millions)
Assets:
Allowance for loan losses	$107	$23	$130
Liabilities:
Reserve for unfunded commitments	$3	$7	$10

    We adopted the following ASUs during 2020, none of which had a material impact to our financial statements:

Standard	Description	Effective Date
ASU 2020-10	Codification Improvements	December 15, 2020
ASU 2020-08	Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs	December 15, 2020
ASU 2020-06	Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity	September 1, 2020
ASU 2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	March 12, 2020
ASU 2020-03	Codification Improvements to Financial Instruments	January 1, 2020
ASU 2020-02	Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) ( SEC Update)	February 6, 2020
ASU 2018-15	Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)	January 1, 2020
ASU 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020
ASU 2017-04	Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 1, 2020

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Accounting Standards Issued But Not Yet Adopted

    The following ASUs have been issued and are not expected to have a material impact on our Consolidated Financial Statements and/or significant accounting policies upon implementation:

Standard	Description	Effective Date
ASU 2019-12	Simplifying the Accounting for Income Taxes	January 1, 2021

Note 2 - Investment Securities

    The following table presents our investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
December 31, 2020
Available-for-sale securities
Agency - Commercial	$1,018	$43	$—	$1,061
Agency - Residential	707	28	—	735
Corporate debt obligations	75	2	—	77
Municipal obligations	27	1	—	28
Other MBS	42	—	—	42
Certificate of deposit	1	—	—	1
Total available-for-sale securities (1)	$1,870	$74	$—	$1,944
Held-to-maturity securities
Agency - Commercial	$193	$7	$—	$200
Agency - Residential	184	9	—	193
Total held-to-maturity securities (1)	$377	$16	$—	$393
December 31, 2019
Available-for-sale securities
Agency - Commercial	$948	$2	$(3)	$947
Agency - Residential	1,015	4	(4)	1,015
Corporate debt obligations	76	1	—	77
Municipal obligations	31	—	—	31
Other MBS	44	1	—	45
Certificate of deposit	1	—	—	1
Total available-for-sale securities (1)	$2,115	$8	$(7)	$2,116
Held-to-maturity securities
Agency - Commercial	$306	$—	$(1)	$305
Agency - Residential	292	3	(1)	294
Total held-to-maturity securities (1)	$598	$3	$(2)	$599
(1)There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at December 31, 2020 or December 31, 2019.

    We evaluate our securities portfolio each quarter to determine if any security's value has declined below amortized cost for impairment (for further information on our policy for assessing impairment on our security portfolio, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies). We had no unrealized credit losses during the years ended December 31, 2020, 2019 and 2018.

Available-for-sale securities

    We purchased $360 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, certificates of deposit, and corporate debt obligations during the year ended December 31, 2020. We purchased $500 million of AFS securities, which included U.S. government sponsored agency MBS, corporate debt obligations and municipal obligations during the year ended December 31, 2019.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

We had no sales of AFS securities during the year ended December 31, 2020. During the year ended December 31, 2019, we sold $432 million of AFS securities, which resulted in a gain of $7 million. We had no sales of U.S. government sponsored agency securities during the year ended December 31, 2018.

Held-to-maturity securities

    There were no purchases or sales of HTM securities during the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

    The following table summarizes the unrealized loss positions on available-for-sale and held-to-maturity investment securities, by duration of the unrealized loss:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
December 31, 2020
Available-for-sale securities
Agency - Commercial	$3	1	$—	$7	2	$—
Agency - Residential	—	—	—	—	1	—
Corporate debt obligations	—	—	—	10	3	—
Other mortgage-backed securities	—	—	—	—	1	—
Held-to-maturity securities
Agency - Residential	—	—	—	2	3	—
December 31, 2019
Available-for-sale securities
Agency - Commercial	$148	17	$(3)	$303	19	$—
Agency - Residential	266	26	(3)	148	14	(1)
Municipal obligations	8	3	—	—	—	—
Held-to-maturity securities
Agency - Commercial	$148	13	$(1)	$85	6	$—
Agency - Residential	35	7	(1)	38	10	—

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

The following table shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-Maturity
	Amortized Cost	Fair Value	Weighted-Average Yield (1)	Amortized Cost	Fair Value	Weighted-Average Yield (1)
	(Dollars in millions)
December 31, 2020
Due in one year or less	$5	$5	2.22%	$—	$—	—%
Due after one year through five years	9	10	2.83%	7	8	2.44%
Due after five years through 10 years	123	127	3.95%	7	8	2.37%
Due after 10 years	1,733	1,802	2.34%	363	377	2.41%
Total	$1,870	$1,944		$377	$393
(1) Weighted-average yields are based on amortized cost weighted for the contractual maturity of each security.

    We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. We had pledged investment securities of $202 million and, $874 million, at December 31, 2020 and 2019 respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 3 - Loans Held-for-Sale

    The majority of our mortgage loans originated as LHFS are ultimately sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label mortgage-backed securities. At December 31, 2020 and 2019, LHFS totaled $7.1 billion and $5.3 billion, respectively. For the years ended December 31, 2020, 2019 and 2018, we had net gains on loan sales associated with LHFS of $969 million, $333 million, and $197 million, respectively.

    At December 31, 2020 and 2019, $31 million and $39 million, respectively, of LHFS were recorded at lower of cost or fair value. We elected the fair value option for the remainder of the loans in the portfolio.

Note 4 - Loans Held-for-Investment

    The following table presents our LHFI:

	December 31, 2020	December 31, 2019
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,266	$3,154
Home equity	856	1,024
Other	1,004	729
Total consumer loans	4,126	4,907
Commercial loans
Commercial real estate	3,061	2,828
Commercial and industrial	1,382	1,634
Warehouse lending	7,658	2,760
Total commercial loans	12,101	7,222
Total loans held-for-investment	$16,227	$12,129

    The following table presents the UPB of our loan sales and purchases in the LHFI portfolio:

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Loans Sold (1)
Performing loans	$492	$217	$158
Total loans sold	$492	$217	$158
Net gain associated with loan sales (2)	$3	$2	$2
Loans Purchased
Residential	$—	$—	$3
Home equity	—	249	—
Other consumer (3)	63	51	34
Total loans purchased	$63	$300	$37
Premium associated with loans purchased	$—	$11	$—
(1)Upon a change in our intent, the loans were transferred to LHFS and subsequently sold.
(2)Recorded in net gain on loan sales on the Consolidated Statement of Operations.
(3)Does not include point of sale flow consumer loans.

    We have pledged certain LHFI, LHFS, and LGG to collateralize lines of credit and/or borrowings with the FRB of Chicago and the FHLB of Indianapolis. At December 31, 2020 and 2019, we pledged loans of $11.6 billion and $9.1 billion, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

As of December 31, 2020, we estimated losses over a two-year reasonable and supportable forecast period using macroeconomic scenarios before reverting economic variances over a one-year period to their long-term historical averages on a straight-line basis. As of December 31, 2020, we utilized the Moody's December scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. The resulting composite forecast for the fourth quarter 2020 was slightly better than the composite forecast used in the third quarter 2020. Unemployment increases slightly in 2021 and begins recovering in 2022. GDP recovers slightly by the end of the year from current levels and does not return to near pre-COVID level until 2024. HPI decreases 1 percent from late 2020 through 2021.

    The following table presents changes in the allowance for loan losses, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Year Ended December 31, 2020
Beginning balance, prior to adoption of ASC 326	$22	$14	$6	$38	$22	$5	$107
Impact of adopting ASC 326	25	12	10	(14)	(6)	(4)	23
Provision (benefit)	8	(2)	26	60	36	3	131
Charge-offs	(6)	(3)	(5)	—	(1)	—	(15)
Recoveries	—	4	2	—	—	—	6
Ending allowance balance	$49	$25	$39	$84	$51	$4	$252
Year Ended December 31, 2019
Beginning balance	$38	$15	$3	$48	$18	$6	$128
Provision (benefit)	(14)	(1)	10	(10)	34	(1)	18
Charge-offs	(3)	(2)	(7)	—	(31)	—	(43)
Recoveries	1	2	—	—	1	—	4
Ending allowance balance	$22	$14	$6	$38	$22	$5	$107
Year Ended December 31, 2018
Beginning balance	$47	$22	$1	$45	$19	$6	$140
Provision (benefit)	(7)	(6)	3	3	(1)	—	(8)
Charge-offs	(4)	(2)	(2)	—	—	—	(8)
Recoveries	2	1	1	—	—	—	4
Ending allowance balance	$38	$15	$3	$48	$18	$6	$128
(1)Includes LGG.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth the LHFI aging analysis of past due and current loans (for further information on our policy for past due and impaired loans, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI (3)(4)(5)
	(Dollars in millions)
December 31, 2020
Consumer loans
Residential first mortgage	$4	$4	$31	$39	$2,227	$2,266
Home equity	1	1	5	7	849	856
Other	4	1	2	7	997	1,004
Total consumer loans	9	6	38	53	4,073	4,126
Commercial loans
Commercial real estate	20	—	3	23	3,038	3,061
Commercial and industrial	1	—	15	16	1,366	1,382
Warehouse lending	—	—	—	—	7,658	7,658
Total commercial loans	21	—	18	39	12,062	12,101
Total loans (2)	$30	$6	$56	$92	$16,135	$16,227
December 31, 2019
Consumer loans
Residential first mortgage	$5	$4	$21	$30	$3,124	$3,154
Home equity	1	—	4	5	1,019	1,024
Other	3	1	1	5	724	729
Total consumer loans	9	5	26	40	4,867	4,907
Commercial loans
Commercial real estate	—	—	—	—	2,828	2,828
Commercial and industrial	—	—	—	—	1,634	1,634
Warehouse lending	—	—	—	—	2,760	2,760
Total commercial loans	—	—	—	—	7,222	7,222
Total loans (2)	$9	$5	$26	$40	$12,089	$12,129
(1)Includes less than 90 days past due performing loans which are placed in nonaccrual. Interest is not being accrued on these loans.
(2)Includes $8 million and $4 million of past due loans accounted for under the fair value option at December 31, 2020 and 2019, respectively.
(3)Collateral dependent loans totaled $80 million at December 31, 2020 and $54 million at December 31, 2019, respectively. The majority of these loans are secured by real estate.
(4)The interest income recognized on impaired loans was $2 million and less than $1 million at December 31, 2020 and December 31, 2019, respectively.
(5)The delinquency status for loans in forbearance is frozen for loans at inception of the forbearance period and will resume when the borrower's forbearance period ends.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued was $1 million in each of the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020 and 2019, we had no loans 90 days or greater past due and still accruing interest.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Troubled Debt Restructurings

We may modify certain loans in both our consumer and commercial loan portfolios to retain customers or to maximize collection of the outstanding loan balance. Troubled debt restructurings ("TDRs") are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted as a result. Nonperforming TDRs are included in nonaccrual loans. TDRs remain in nonperforming status until a borrower has made payments and is current for at least six consecutive months. Performing TDRs are not considered to be nonaccrual so long as we believe that all contractual principal and interest due under the restructured terms will be collected. Performing and nonperforming TDRs remain impaired as interest and principal will not be received in accordance with the original contractual terms of the loan agreement. Refer to Note 1- Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards for a description of the methodology used to determine TDRs.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, but may give rise to potential incremental losses. We measure impairments using a discounted cash flow method for performing TDRs and measure impairment based on collateral values for nonperforming TDRs.

Beginning in March 2020, as a response to COVID-19, we offered our consumer and commercial customers principal and interest payment deferrals and extensions. We considered these programs in the context of whether or not the short-term modifications of these loans would constitute a TDR. We considered the CARES Act, interagency guidance and related guidance from the FASB, which provided that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not required to be accounted for as TDRs. As a result, we have determined that loan forbearance, modifications, deferrals and extensions made under these COVID-19 programs are not TDRs.

    The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
December 31, 2020
Consumer loans
Residential first mortgage	$19	$8	$27
Home equity	12	2	14
Total consumer TDR loans	31	10	41
Commercial Loans
Commercial real estate	5	—	5
Commercial and industrial	—	—	—
Total commercial TDR loans	5	—	5
Total TDRs (1)(2)	$36	$10	$46
December 31, 2019
Consumer loans
Residential first mortgage	$20	$8	$28
Home equity	18	2	20
Total TDRs (1)(2)	$38	$10	$48
(1)The ALLL on TDR loans totaled $5 million and $8 million at December 31, 2020 and 2019, respectively.
(2)Includes $3 million and $2 million of TDR loans accounted for under the fair value option at December 31, 2020 and 2019, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
	(Dollars in millions)
Year Ended December 31, 2020
Residential first mortgages	9	$2	$2	$—
Home equity (2)(3)	3	—	—	—
Other consumer	1	—	—	$—
Commercial real estate	1	5	5	$—
Total TDR loans	14	$7	$7	$—
Year Ended December 31, 2019
Residential first mortgages	8	$1	$1	$—
Home equity (2)(3)	6	—	—	—
Total TDR loans	14	$1	$1	$—
Year Ended December 31, 2018
Residential first mortgages	14	$3	$3	$—
Home equity (2)(3)	17	1	1	—
Total TDR loans	31	$4	$4	$—
(1)Post-modification balances include past due amounts that are capitalized at modification date.
(2)Home equity post-modification UPB reflects write downs.
(3)Includes loans carried at fair value option.

    There were no loans modified in the previous 12 months that subsequently defaulted during the years ended December 31, 2020, 2019, and 2018. All TDR classes within the consumer and commercial loan portfolios are considered subsequently defaulted when they are greater than 90 days past due within 12 months of the restructuring date.

Credit Quality

    We utilize a combination of internal and external risk rating systems which are applied to all consumer and commercial loans which are used as loan-level inputs to our ACL models. Descriptions of our risk ratings as they relate to credit quality follow the ratings used by the U.S. bank regulatory agencies as listed below.

Pass. Pass assets are not impaired nor do they have any known deficiencies that could impact the quality of the asset.

Watch. Watch assets are defined as pass-rated assets that exhibit elevated risk characteristics or other factors that deserve Management’s close attention and increased monitoring. However, the asset does not exhibit a potential or well-defined weakness that would warrant a downgrade to criticized or adverse classification.

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

    Substandard. Assets identified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the full collection or liquidation of the debt. Substandard assets are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. For home equity loans and other consumer loans, we evaluate credit quality based on the aging and status of payment activity and any other known credit characteristics that call into question full repayment of the asset. Substandard loans may be placed on either accrual or nonaccrual status.

    Doubtful. An asset classified as doubtful has all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. A doubtful asset has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity or capital and lack the resources necessary to remain an operating entity. Pending events can

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

include mergers, acquisitions, liquidations, capital injections, the perfection of liens on additional collateral, the valuation of collateral and refinancing. Generally, pending events should be resolved within a relatively short period and the ratings will be adjusted based on the new information. Due to the high probability of loss, doubtful assets are placed on nonaccrual.

    Loss. An asset classified as loss is considered uncollectible and of such little value that the continuance as a bankable asset is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, rather that it is not practical or desirable to defer writing off the asset even though partial recovery may be affected in the future.

Consumer Loans

    Consumer loans consist of open and closed-end loans extended to individuals for household, family, and other personal expenditures. Consumer loans includes other consumer product loans and loans to individuals secured by their personal residence, including first mortgage, home equity, and home improvement loans. Because consumer loans are usually relatively small-balance, homogeneous exposures, consumer loans are rated based primarily on payment performance. Payment performance is a proxy for the strength of repayment capacity and loans are generally classified based on their payment status rather than by an individual review of each loan.
    In accordance with regulatory guidance, we assign risk ratings to consumer loans in the following manner:
•Consumer loans are classified as Watch once the loan becomes 60 days past due.
•Open and closed-end consumer loans 90 days or more past due are classified as Substandard.

Payment activity, credit rating and loan-to-value ratios have the most significant impact on the ACL for consumer loans. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total	December 31, 2019
	Term Loans
	Amortized Cost Basis by Closing Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
Pass	$362	$544	$231	$289	$252	$420	$92	$15	$2,205	$3,107
Watch	—	1	1	1	—	17	1	—	21	23
Substandard	—	3	5	2	—	15	—	—	25	15
Home Equity
Pass	7	31	13	6	2	11	720	48	838	1,002
Watch	—	—	—	—	—	11	2	—	13	16
Substandard	—	—	—	—	—	1	1	1	3	3
Other Consumer
Pass	292	321	145	3	1	6	227	5	1,000	727
Watch	—	—	—	—	—	—	—	1	1	1
Substandard	1	1	1	—	—	—	—	—	3	1
Total Consumer Loans (1)(2)	$662	$901	$396	$301	$255	$481	$1,043	$70	$4,109	$4,895
(1)Excludes loans carried under the fair value option.
(2)The delinquency status for loans in forbearance are frozen for loans at inception of the forbearance period and will resume when the borrower's forbearance period ends.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table presents the amortized cost in residential and consumer loans based on credit scores:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	FICO Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>750	$195	$272	$118	$193	$181	$231	$55	$6	$1,251
700-750	119	180	90	85	64	130	25	7	700
<700	48	96	29	14	7	91	13	2	300
Home Equity
>750	2	9	6	2	1	7	324	13	364
700-750	3	12	4	3	1	8	289	20	340
<700	2	10	3	1	—	8	110	16	150
Other Consumer
>750	209	205	80	2	1	5	213	6	721
700-750	79	107	55	1	—	1	9	—	252
<700	5	10	11	—	—	—	5	—	31
Total Consumer Loans (1)	$662	$901	$396	$301	$255	$481	$1,043	$70	$4,109
(1)Excludes loans carried under the fair value option.

Loan-to-value ratios primarily impact the allowance on mortgages within the consumer loan portfolio. The following table presents the amortized cost in residential first mortgages and home equity based on loan-to-value ratios:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	LTV Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Consumer Loans	(Dollars in millions)
Residential first mortgage
>90	$84	$260	$123	$35	$3	$19	$—	$—	$524
71-90	169	180	66	99	72	238	—	—	824
55-70	83	60	22	82	96	122	—	—	465
<55	26	48	26	76	81	73	93	15	438
Home Equity
>90	—	—	—	1	1	10	—	—	12
71-90	5	24	10	4	1	9	548	33	634
<=70	2	7	3	1	—	4	175	16	208
Total (1)	$369	$579	$250	$298	$254	$475	$816	$64	$3,105
(1)Excludes loans carried under the fair value option.

Commercial Loans

    Risk rating and the average loan duration have the most significant impact on the ACL for commercial loans. Additional factors which impact the ACL are debt-service-coverage ratio, loan-to-value ratio, interest-coverage ratio and leverage ratio.

Internal audit conducts periodic examinations which serve as an independent verification of the accuracy of the ratings assigned. All loans are examined on at least an annual basis. Loan grades are based on different factors within the borrowing relationship: entity sales, debt service coverage, debt/total net worth, liquidity, balance sheet and income statement trends, management experience, business stability, financing structure and financial reporting requirements. The underlying collateral is also rated based on the specific type of collateral and corresponding LTV. The combination of the borrower and collateral risk ratings results in the final risk rating for the borrowing relationship.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Based on the most recent credit analysis performed, the amortized cost basis, by risk category for each class of loans within the commercial portfolio, is as follows:

	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total	December 31, 2019
	Amortized Cost Basis by Closing Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Commercial Loans	(Dollars in million)
Commercial real estate
Pass	$347	$993	$439	$438	$308	$280	$—	$—	$2,805	$2,794
Watch	21	19	35	51	21	19	—	—	166	24
Special mention	5	1	16	—	17	14	—	—	53	5
Substandard	—	11	1	25	—	—	—	—	37	5
Commercial and industrial
Pass	319	425	163	149	54	71	19	—	1,200	1,533
Watch	3	48	28	25	—	2	—	—	106	72
Special mention	1	—	14	9	—	—	—	—	24	24
Substandard	22	11	15	4	—	—	—	—	52	5
Warehouse
Pass	7,398	—	—	—	—	—	—	—	7,398	2,556
Watch	260	—	—	—	—	—	—	—	260	189
Special mention	—	—	—	—	—	—	—	—	—	15
Substandard	—	—	—	—	—	—	—	—	—	—
Total commercial loans	$8,376	$1,508	$711	$701	$400	$386	$19	$—	$12,101	$7,222

Note 5 - Loans with Government Guarantees

    Substantially all LGG are insured or guaranteed by the FHA or U.S. Department of Veterans Affairs. FHA loans earn interest at a rate based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent, which is not paid by the FHA or the U.S. Department of Veterans Affairs until claimed. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. We have reserved for these risks within other assets and as a component of our ACL on residential first mortgages. At December 31, 2020 and December 31, 2019, respectively, LGG totaled $2.5 billion and $736 million.

We originate government guaranteed loans which are pooled and sold as Ginnie Mae MBS. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral right to repurchase loans securitized in Ginnie Mae pools that are due, but unpaid, for three consecutive months (typically referred to as 90 days past due). As a result, once the delinquency criteria have been met, regardless of whether the repurchase option has been exercised, the loan is required to be re-recognized on the balance sheet by the MSR owner. These loans are recorded in loans with government guarantees and the liability to repurchase the loans is recorded as loans with government guarantees repurchase options on the Consolidated Statements of Financial Condition. This resulted in $1.9 billion of repurchase options as of December 31, 2020, a $1.8 billion increase from December 31, 2019.

Repossessed assets and the associated claims related to government guaranteed loans are recorded in other assets and totaled $17 million and $45 million at December 31, 2020 and December 31, 2019, respectively.

Note 6 - Repossessed Assets

    Repossessed assets include the following:

	December 31,
	2020	2019
	(Dollars in millions)
One-to-four family properties	$4	$6
Commercial properties	4	4
Total repossessed assets	$8	$10

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    The following schedule provides the activity for repossessed assets:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Beginning balance	$10	$7	$8
Additions, net	8	12	10
Disposals	(7)	(4)	(8)
Net write down on disposal	(3)	(5)	(3)
Ending balance	$8	$10	$7

Note 7 - Variable Interest Entities

    We have no consolidated VIEs as of December 31, 2020 and December 31, 2019.

    In connection with our securitization activities, we have retained a five percent interest in the investment securities of certain trusts ("other MBS") and are contracted as the subservicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Financial Condition. The Bank’s maximum exposure to loss is limited to our investment in the VIE as well as the standard representations and warranties made in conjunction with the loan transfer. For additional information, see Note 2 - Investment Securities and Note 20 - Fair Value Measurements.

Note 8 - Federal Home Loan Bank Stock

    Our investment in FHLB stock was $377 million and $303 million at December 31, 2020 and December 31, 2019, respectively. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount equal to at least one percent of the aggregate UPB of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 4.5 percent of our total FHLB advances, whichever is greater. We had $74 million of required purchases and no redemptions of FHLB stock during the years ended December 31, 2020. There were no required purchases or redemptions of FHLB stock during the year ended December 31, 2019. Dividends received on the stock equaled $12 million, $16 million and $15 million for the years ended December 31, 2020, 2019 and 2018, respectively. These dividends were recorded in the Consolidated Statements of Operations as other noninterest income.

Note 9 - Premises and Equipment

    The following presents our premises and equipment balances and estimated useful lives:

	Estimated Useful Lives	December 31,
		2020	2019
		(Dollars in millions)
Land	N/A	$68	$73
Computer hardware and software	3 - 7 years	410	372
Office buildings and improvements	15 - 31.5 years	195	191
Furniture, fixtures and equipment	5 - 10 years	66	68
Leased equipment	3 - 10 years	19	36
Leasehold improvements	5 - 10 years	10	9
Fixed assets in progress (1)	N/A	43	40
Right-of-use asset	N/A	23	22
Total		834	811
Less: accumulated depreciation		(442)	(395)
Premises and equipment, net		$392	$416
(1)Consists primarily of internally developed software and software upgrades which have not yet been placed in service.

    Depreciation expense was $64 million, $59 million and $50 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 10 - Mortgage Servicing Rights

    We have investments in MSRs that result from the sale of loans to the secondary market for which we retain the servicing. We account for MSRs at their fair value. A primary risk associated with MSRs is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. We utilize derivatives as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. There is also a risk of valuation decline due to higher than expected default rates, which we do not believe can be effectively managed using derivatives. For further information regarding the derivative instruments utilized to manage our MSR risks, see Note 11 - Derivative Financial Instruments.

    Changes in the fair value of residential first mortgage MSRs were as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Balance at beginning of period	$291	$290	$291
Additions from loans sold with servicing retained	268	223	356
Reductions from sales	(71)	(57)	(339)
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(109)	(89)	(20)
Changes in estimates of fair value due to interest rate risk (1) (2)	(50)	(76)	2
Fair value of MSRs at end of period	$329	$291	$290
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

    The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	December 31, 2020			December 31, 2019
		Fair value			Fair value
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
	(Dollars in millions)
Option adjusted spread	7.98%	$321	$313	5.34%	$284	$280
Constant prepayment rate	10.53%	305	283	10.59%	271	257
Weighted average cost to service per loan	$81.24	325	321	$84.41	285	282

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

    Contractual servicing and subservicing fees. Contractual servicing and subservicing fees, including late fees and other ancillary income are presented below. Contractual servicing fees are included within net return on mortgage servicing rights on the Consolidated Statements of Operations. Contractual subservicing fees including late fees and other ancillary income are included within loan administration income on the Consolidated Statements of Operations. Subservicing fee income is recorded for fees earned on subserviced loans, net of third-party subservicing costs.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    The following table summarizes income and fees associated with owned MSRs:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$107	$96	$65
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes and other	(109)	(89)	(20)
Changes in fair value due to interest rate risk	(50)	(76)	2
Gain (loss) on MSR derivatives (2)	65	76	(5)
Net transaction costs	(3)	(1)	(6)
Total return (loss) included in net return on mortgage servicing rights	$10	$6	$36
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$126	$106	$54
Charges on subserviced custodial balances (2)	(29)	(67)	(29)
Other servicing charges	(13)	(9)	(2)
Total income on mortgage loans subserviced, included in loan administration	$84	$30	$23
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

    Derivatives not designated as hedging instruments. We maintain a derivative portfolio of interest rate swaps, futures and forward commitments used to manage exposure to changes in interest rates and MSR asset values and to meet the needs of customers. We also enter into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments. Changes in the fair value of derivatives not designated as hedging instruments are recognized on the Consolidated Statements of Operations.

    Derivatives designated as hedging instruments. We have designated certain interest rate swaps as fair value hedges of investment securities available for sale and residential first mortgage loans held for investment using the last-of-layer method. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

    We have also designated certain interest rate swaps as cash flow hedges on LIBOR-based variable interest payments on certain custodial deposits. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At December 31, 2020, we had $5 million (net-of-tax) of unrealized losses on derivatives classified as cash flow hedges recorded in accumulated other comprehensive income. We had

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

no designated cash flow hedges at December 31, 2019. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $3 million of losses (net-of-tax).

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were, and are expected to be, highly effective as of December 31, 2020.

    The following tables present the notional amount, estimated fair value and maturity of our derivative financial instruments:

	December 31, 2020 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow hedge relationships
Liabilities
Interest rate swaps on custodial deposits	$800	$1	2026-2027
Derivatives in fair value hedge relationships
Liabilities
Interest rate swaps on HFI residential first mortgages	100	—	2024
Interest rate swaps on AFS securities	450	—	2022-2025
Total hedge accounting swaps	$1,350	$1
Derivatives not designated as hedging instruments
Assets
Futures	$1,346	$—	2021-2023
Mortgage-backed securities forwards	749	14	2021
Rate lock commitments	10,587	208	2021
Interest rate swaps and swaptions	1,481	59	2021-2051
Total derivative assets	$14,163	$281
Liabilities
Mortgage-backed securities forwards	$11,194	$98	2021
Rate lock commitments	115	—	2021
Interest rate swaps and swaptions	1,305	4	2021-2030
Total derivative liabilities	$12,614	$102
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior day's fair value of open positions is considered settlement of the derivative position for accounting purposes.
(2)Derivative assets and liabilities are included in other assets and other liabilities on the Consolidated Statements of Financial Condition, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	December 31, 2019 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in fair value hedge relationships
Assets
Interest rate swaps on FHLB advances	$200	$—	2020
Interest rate swaps on AFS securities	100	—	2022
Total derivative assets	$300	$—
Derivatives not designated as hedging instruments
Assets
Futures	$550	$—	2020-2023
Mortgage-backed securities forwards	1,918	2	2020
Rate lock commitments	3,870	34	2020
Interest rate swaps	799	26	2020-2029
Total derivative assets	$7,137	$62
Liabilities
Mortgage-backed securities forwards	$5,749	$9	2020
Rate lock commitments	229	1	2020
Interest rate swaps and swaptions	1,662	8	2020-2050
Total derivative liabilities	$7,640	$18
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior day's fair value of open positions is considered settlement of the derivative position for accounting purposes.
(2)Derivative assets and liabilities are included in other assets and other liabilities on the Consolidated Statements of Financial Condition, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral:

		Gross Amounts Netted in the Statements of Financial Position	Net Amount Presented in the Statements of Financial Position	Gross Amounts Not Offset in the Statements of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral
	(Dollars in millions)
December 31, 2020
Derivatives designated as hedging instruments
Liabilities
Interest rate swaps on AFS securities	$—	$—	$—	$—	$5
Interest rate swaps on HFI residential first mortgages	—	—	—	—	1
Interest rate swaps on custodial deposits	1	—	1	—	8
Total derivative liabilities	$1	$—	$1	$—	$14

Derivatives not designated as hedging instruments
Assets
Mortgage-backed securities forwards	$14	$—	$14	$—	$—
Interest rate swaps	59	—	59	—	6
Total derivative assets	$73	$—	$73	$—	$6
Liabilities
Mortgage-backed securities forwards	$98	$—	$98	$—	$68
Interest rate swaps and swaptions (1)	4	—	4	—	26
Total derivative liabilities	$102	$—	$102	$—	$94

December 31, 2019
Derivatives not designated as hedging instruments
Assets
Mortgage-backed securities forwards	$2	$—	$2	$—	$—
Interest rate swaps	26	—	26	—	—
Total derivative assets	$28	$—	$28	$—	$—

Liabilities
Mortgage-backed securities forwards	$9	$—	$9	$—	$24
Interest rate swaps and swaptions (1)	8	—	8	—	39
Total derivative liabilities	$17	$—	$17	$—	$63
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior days fair value of open positions is considered settlement of the derivative position for accounting purposes.

    Losses of $2 million on fair value hedging relationships of AFS securities were recorded in interest income for the year ended December 31, 2020. The income impact for fair value hedging relationships of AFS securities for the year ended December 31, 2019 was de-minimis.

Losses of $2 million on cash flow hedging relationships of custodial deposits were reclassified from AOCI into loan administration income during the year ended December 31, 2020. There were no gains or losses on cash flow hedging relationships of custodial deposits for the year ended December 31, 2019.

Gains and losses on fair value hedging relationships of HFI residential first mortgages for the year ended December 31, 2020 were de-minimis.

The fair value basis adjustment on our hedged AFS securities is included in investment securities available for sale on our Consolidated Statements of Financial Condition. The carrying amount of our hedged securities was $1,680 million at December 31, 2020 and $287 million at December 31, 2019, of which $6 million and $1 million, respectively, were due to the fair value hedge relationship. The closed portfolio of AFS securities designated in this last layer method hedge was $1,615 million par (amortized cost of $1,612 million) at December 31, 2020 and $291 million par (amortized cost of $289 million) at

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

December 31, 2019, of which we have designated $450 million and $100 million at December 31, 2020 and December 31, 2019, respectively.

    The carrying amount of hedged FHLB advances was $200 million at December 31, 2019. There were no hedged FHLB advances as of December 31, 2020. The fair value hedge relationship had a de minimis impact at December 31, 2020 and December 31, 2019.

The fair value basis adjustment on our hedged fair HFI residential first mortgages is included in LHFI on our Consolidated Statements of Financial Condition. The carrying amount of our hedged loans was $240 million at December 31, 2020, of which $1 million was due to the fair value hedge relationship. We have designated $100 million of this closed portfolio of loans in a hedging relationship as of December 31, 2020. There were no hedged HFI residential first mortgages at December 31, 2019.

    At December 31, 2020, we pledged a total of $114 million related to derivative financial instruments, consisting of $84 million of cash collateral on derivative liabilities and $30 million of maintenance margin on centrally cleared derivatives and had a de minimis obligation to return cash on derivative assets. We pledged a total of $63 million related to derivative financial instruments, consisting of $34 million of cash collateral on derivatives and $29 million of maintenance margin on centrally cleared derivatives and had a de minimis obligation to return cash on derivative assets at December 31, 2019. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and other liabilities and the cash pledged as maintenance margin is restricted and included in other assets.

    The following table presents the net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions:

		For the Years Ended December 31,
		2020	2019	2018
		(Dollars in millions)
Derivatives not designated as hedging instruments	Location of Gain (Loss)
Futures	Net return on mortgage servicing rights	$1	$(2)	$(4)
Interest rate swaps and swaptions	Net return on mortgage servicing rights	28	57	1
Mortgage-backed securities forwards	Net return on mortgage servicing rights	36	21	(2)
Rate lock commitments and MSR forwards	Net gain on loan sales	86	35	(31)
Forward commitments	Other noninterest income	—	2	—
Interest rate swaps (1)	Other noninterest income	3	5	3
Total derivative (loss) gain		$154	$118	$(33)
(1)Includes customer-initiated commercial interest rate swaps.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 12 - Deposit Accounts

    The deposit accounts are as follows:

	December 31,
	2020	2019
	(Dollars in millions)
Retail deposits
Branch retail deposits
Savings accounts	$3,437	$3,030
Demand deposit accounts	1,726	1,318
Certificates of deposit/CDARS	1,355	2,353
Money market demand accounts	490	495
Total branch retail deposits	7,008	7,196
Commercial deposits (1)
Demand deposit accounts	2,294	1,438
Savings accounts	461	342
Money market demand accounts	208	188
Total commercial retail deposits	2,963	1,968
Total retail deposits	9,971	9,164
Government deposits
Savings accounts	778	495
Demand deposit accounts	529	360
Certificates of deposit/CDARS	458	358
Total government deposits (2)	1,765	1,213
Wholesale deposits	1,031	633
Custodial deposits (3)	7,206	4,136
Total deposits	$19,973	$15,146
(1)Includes deposits from commercial and business banking customers.
(2)Government deposits include funds from municipalities and schools.
(3)Accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others and that have been placed on deposit with the Bank.

    The following indicates the scheduled maturities for certificates of deposit with a minimum denomination of $250,000:

	December 31,
	2020	2019
	(Dollars in millions)
Three months or less	$220	$223
Over three months to six months	220	238
Over six months to twelve months	153	278
One to two years	71	101
Thereafter	19	35
Total	$683	$875

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 13 - Borrowings

Federal Home Loan Bank Advances and Other Borrowings

    The following is a breakdown of our FHLB advances and other borrowings outstanding:

	December 31, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$3,415	0.20%	$3,695	1.61%
Other short-term borrowings	485	0.08%	470	1.64%
Total short-term Federal Home Loan Bank advances and other borrowings	3,900		4,165
Long-term fixed rate advances	1,200	1.03%	650	1.45%
Total long-term Federal Home Loan Bank advances	1,200		650
Total Federal Home Loan Bank advances and other borrowings	$5,100		$4,815

    The following table contains detailed information on our FHLB advances and other borrowings:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Maximum outstanding at any month end	$6,841	$5,005	$5,740
Average outstanding balance	3,873	3,064	4,713
Average remaining borrowing capacity	5,282	4,194	2,089
Weighted average interest rate	0.72%	1.90%	1.96%

    The following table outlines the maturity dates of our FHLB advances and other borrowings:

December 31, 2020
(Dollars in millions)
2021	$3,900
2022	200
2023	500
2024	100
Thereafter	400
Total	$5,100

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Parent Company Senior Notes, Subordinated Notes and Trust Preferred Securities

    The following table presents long-term debt, net of debt issuance costs:

	December 31, 2020		December 31, 2019
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$246	6.125%	$249	6.125%
Subordinated Notes
Notes, matures 2030	148	4.125%	—	—%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
Plus 3.25%, matures 2032	26	3.50%	26	5.20%
Plus 3.25%, matures 2033	26	3.49%	26	5.24%
Plus 3.25%, matures 2033	26	3.49%	26	5.21%
Plus 2.00%, matures 2035	26	2.24%	26	3.99%
Plus 2.00%, matures 2035	26	2.24%	26	3.99%
Plus 1.75%, matures 2035	51	1.97%	51	3.64%
Plus 1.50%, matures 2035	25	1.74%	25	3.49%
Plus 1.45%, matures 2037	25	1.67%	25	3.34%
Plus 2.50%, matures 2037	16	2.72%	16	4.39%
Total Trust Preferred Securities	247		247
Total other long-term debt	$641		$496

Senior Notes

    On July 11, 2016, we issued $250 million of senior notes ("Senior Notes"). Prior to June 15, 2021, we may redeem some or all of the Senior Notes at a redemption price equal to the greater of 100 percent of the aggregate principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments discounted to the redemption date on a semi-annual basis using a discount rate equal to the Treasury Rate plus 0.50 percent, in addition to accrued and unpaid interest. These notes were scheduled to mature on July 15, 2021, but we provided notice that we would be redeeming these outstanding notes on December 23, 2020. We accrued for the liabilities associated with that redemption as of December 31, 2020, and settled the Senior Notes on January 22, 2021.

Subordinated Notes

On October 28, 2020, we issued $150 million of Subordinated Debt (the "Notes") with a maturity date of November 1, 2030. The Notes bear interest at a fixed rate of 4.125 percent through October 31, 2025, and a variable rate tied to SOFR thereafter until maturity. We have the option to redeem all or a part of the Notes beginning on November 1, 2025, and on any subsequent interest payment date. The Notes qualify as Tier 2 capital for regulatory purposes.

Trust Preferred Securities

    We sponsor nine trust subsidiaries, which issued preferred stock to third-party investors. We issued junior subordinated debt securities to those trusts, which we have included in long-term debt. The junior subordinated debt securities are the sole assets of those trusts. The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of December 31, 2020, we had no deferred interest.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 14 - Accumulated Other Comprehensive Income

    The following table sets forth the components in accumulated other comprehensive income:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Investment Securities
Beginning balance	$1	$(47)	$(18)
Unrealized gain (loss)	68	57	(30)
Less: Tax provision (benefit)	16	14	(7)
Net unrealized gain (loss)	52	43	(23)
Reclassifications out of AOCI (1)	(1)	6	(1)
Less: Tax provision	—	1	—
Net unrealized (loss) gain reclassified out of AOCI	(1)	5	(1)
Reclassification of certain income tax effects (2)	—	—	(5)
Other comprehensive income (loss), net of tax	51	48	(29)
Ending balance	$52	$1	$(47)

Cash Flow Hedges
Beginning balance	$—	$—	$2
Unrealized (loss) gain	(9)	—	27
Less: Tax (benefit) provision	(2)	—	7
Net unrealized (loss) gain	(7)	—	20
Reclassifications out of AOCI (1)	2	—	(30)
Less: Tax benefit	—	—	(8)
Net unrealized gain (loss) reclassified out of AOCI	2	—	(22)
Other comprehensive loss, net of tax	(5)	—	(2)
Ending balance	$(5)	$—	$—
(1)Reclassifications are reported in noninterest income on the Consolidated Statement of Operations.
(2)Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to early adoption of ASU 2018-02.

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

    The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the Years Ended December 31,
	2020	2019	2018
	(In millions, except share data)
Net income applicable to common stockholders	$538	$218	$187
Weighted Average Shares
Weighted average common shares outstanding	56,094,542	56,584,238	57,520,289
Effect of dilutive securities
Stock-based awards	411,271	654,740	802,661
Weighted average diluted common shares	56,505,813	57,238,978	58,322,950
Earnings per common share
Basic earnings per common share	$9.59	$3.85	$3.26
Effect of dilutive securities
Stock-based awards	(0.07)	(0.05)	(0.05)
Diluted earnings per common share	$9.52	$3.80	$3.21

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 16 - Stock-Based Compensation

    Certain key employees, officers, directors and others are eligible to receive stock awards. Awards that may be granted under the 2016 Stock Plan include stock options, restricted stock, restricted stock units, performance awards, dividend equivalents and other awards.

The compensation expense recognized related to stock-based compensation was $17 million, $13 million and $11 million during each of the years ended December 31, 2020, 2019 and 2018, respectively.

Restricted Stock and Restricted Stock Units

    We have issued restricted stock units to officers, directors and certain employees under our long-term incentive program ("LTIP"). Restricted stock units generally will vest in three increments on each annual anniversary of the date of grant beginning with the first anniversary or vest after three years subject to service and performance conditions.

    On March 20, 2018, the Board approved the adoption of the 2018 Executive Long-Term Incentive Program II ("2018 ExLTIP II"). The 2018 ExLTIP II was provided to certain executives and is comprised of RSUs which are dependent on stock performance, time-based RSUs for which vesting is based on service over a four year period and RSUs that are performance and time vested with the same terms as those granted to other employees under the existing LTIP. As of December 31, 2020, the stock performance hurdles have not been met.

    At December 31, 2020, the maximum number of shares of common stock that may be issued was 1.3 million shares. The total grant date fair value of awards vested during the years ended December 31, 2020, 2019 and 2018 was $15 million, $10 million and $9 million, respectively. As of December 31, 2020, the total unrecognized compensation cost related to non-vested awards was $17 million with a weighted average expense recognition period of 1.7 years.

    The following table summarizes restricted stock activity:

	For the Years Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	1,399,127	$28.72	1,620,568	$27.27	1,290,450	$20.52
Granted	379,835	27.97	338,737	32.11	875,352	34.32
Vested	(537,571)	27.06	(379,936)	26.98	(401,379)	23.04
Canceled and forfeited	(267,205)	23.13	(180,242)	25.66	(143,855)	21.46
Non-vested balance at end of period	974,186	$30.88	1,399,127	$28.72	1,620,568	$27.27

2017 Employee Stock Purchase Plan

    The Employee Stock Purchase Plan ("2017 ESPP") was approved on March 20, 2017, by our Board and on May 23, 2017, by our shareholders. The 2017 ESPP became effective July 1, 2017, and will remain effective until terminated by the Board. A total of 800,000 shares of the Company’s common stock are reserved and authorized for issuance for purchase under the 2017 ESPP. There were 181,875 and 106,881 shares issued under the 2017 ESPP during the years ended December 31, 2020 and 2019, respectively, and the associated compensation expense was de minimis for both periods. As of December 31, 2020, there were 350,054 shares authorized for issuance for purchase under the 2017 ESPP but not yet issued.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 17 - Income Taxes

    Components of the provision for income taxes consist of the following:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Current
Federal	$154	$17	$—
State	14	6	1
Total current income tax expense	168	23	1
Deferred
Federal	(10)	39	47
State	8	(14)	(3)
Total deferred income tax expense	(2)	25	44
Total income tax expense	$166	$48	$45

    Our effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Provision at statutory federal income tax rate	$148	$56	$49
(Decreases) increases resulting from:
Bank owned life insurance	(2)	(2)	(2)
State income tax (benefit), net of federal income tax effect (net of valuation allowance release)	18	(6)	(2)
Low income housing tax losses	(1)	(1)	(1)
Other	3	1	1
Provision for income taxes	$166	$48	$45
Effective tax provision rate	23.5%	18.1%	19.4%

    The increase in our income tax provision and effective tax provision rate during the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to significantly higher pre-tax book income in the current year.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    Temporary differences and carryforwards that give rise to DTAs and liabilities are comprised of the following:

	December 31,
	2020	2019
	(Dollars in millions)
Deferred tax assets
Net operating loss carryforwards (Federal and State)	$36	$43
Allowance for credit losses	58	26
Accrued compensation	15	12
Litigation settlement	8	9
Lease liability	6	6
Contingent consideration	7	4
General business reserves	11	2
Other	4	11
Total	$145	$113
Valuation allowance	(7)	(5)
Total net	$138	$108
Deferred tax liabilities
Mark-to-market adjustments	$(4)	$(12)
Premises and equipment	(7)	(7)
State and local taxes	(6)	(7)
Commercial lease financing	(1)	(5)
Mortgage loan servicing rights	(53)	(5)
Right of use asset	(5)	(6)
Total	$(76)	$(42)
Net deferred tax asset	$62	$66

    We have not provided deferred income taxes for the Bank’s pre-1988 tax bad debt reserve at December 31, 2020, of approximately $4 million because it is not anticipated that this temporary difference will reverse in the foreseeable future. Such reserves would only be taken into taxable income if the Bank, or a successor institution, liquidates, redeems shares, pays dividends in excess of earnings, or ceases to qualify as a bank for tax purposes.

    During the years ended December 31, 2020 and 2019, we had federal net operating loss carryforwards of $51 million and $68 million, respectively. These carryforwards, if unused, expire in calendar years 2028 through 2029. As a result of a change in control occurring on January 30, 2009 and November 10, 2020, Section 382 of the Internal Revenue Code places an annual limitation on the use of our new operating loss carryforwards that existed at those times. $51 million of net operating loss carryforwards are subject to certain annual use limitations which expire in calendar years 2028 through 2029.

    We regularly evaluate the need for DTA valuation allowances based on a more likely than not standard as defined by GAAP. The ability to realize DTAs depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction.

    We had a state DTA of $28 million which includes total state net operating loss carryforwards of $393 million at December 31, 2020, that expire if unused in calendar years through 2033. In connection with our ongoing assessment of deferred taxes, we analyzed each state net operating loss separately, determined the amount of net operating loss available and estimated the amount which we expected to expire unused. Based on that assessment, we recorded a valuation allowance of $7 million to reduce the DTA for state net operating losses to the amount which is more likely than not to be realized. At December 31, 2020, the net state DTAs which will more likely than not be realized, was $21 million.

We will continue to regularly assess the realizability of our DTAs. Changes in earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance.

    Our income tax returns are subject to review and examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. At December 31, 2020, the Internal Revenue Service had completed an examination of us through the taxable year ended December 31, 2013. The years open to examination by state and local government authorities vary by jurisdiction.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    We recognize interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2020, 2019 and 2018, we did not recognize any interest income, interest expense, or increase or decreases to uncertain income tax positions of greater than $1 million, individually or in aggregate.

Note 18 - Regulatory Capital

    We, along with the Bank, are subject to the Basel III based U.S. capital rules, including capital simplification in 2020. Under these requirements, we must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that could have a material effect on the Consolidated Financial Statements.

    To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1 and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both December 31, 2020 and December 31, 2019.

    The following tables present the regulatory capital requirements under the applicable Basel III based U.S. capital rules:

Flagstar Bancorp	Actual		Minimum Capital Ratios		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
December 31, 2020
Tier 1 capital (to adjusted avg. total assets)	$2,270	7.71%	$1,178	4.0%	$1,472	5.0%
Common equity Tier 1 capital (to RWA)	2,030	9.15%	999	4.5%	1,442	6.5%
Tier 1 capital (to RWA)	2,270	10.23%	1,331	6.0%	1,775	8.0%
Total capital (to RWA)	2,638	11.89%	1,775	8.0%	2,219	10.0%
December 31, 2019
Tier 1 capital (to adjusted avg. total assets)	$1,720	7.57%	$909	4.0%	$1,136	5.0%
Common equity Tier 1 capital (to RWA)	1,480	9.32%	715	4.5%	1,033	6.5%
Tier 1 capital (to RWA)	1,720	10.83%	953	6.0%	1,271	8.0%
Total capital (to RWA)	1,830	11.52%	1,271	8.0%	1,589	10.0%

Flagstar Bank	Actual		Minimum Capital Ratios		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
December 31, 2020
Tier 1 capital (to adjusted avg. total assets)	$2,390	8.12%	$1,177	4.0%	$1,472	5.0%
Common equity Tier 1 capital (to RWA)	2,390	10.77%	999	4.5%	1,443	6.5%
Tier 1 capital (to RWA)	2,390	10.77%	1,332	6.0%	1,775	8.0%
Total capital (to RWA)	2,608	11.75%	1,775	8.0%	2,219	10.0%
December 31, 2019
Tier 1 capital (to adjusted avg. total assets)	$1,752	7.71%	$909	4.0%	$1,136	5.0%
Common equity Tier 1 capital (to RWA)	1,752	11.04%	714	4.5%	1,032	6.5%
Tier 1 capital (to RWA)	1,752	11.04%	952	6.0%	1,270	8.0%
Total capital (to RWA)	1,862	11.73%	1,270	8.0%	1,587	10.0%

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 19 - Legal Proceedings, Contingencies and Commitments

Legal Proceedings

    We and our subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business operations. In addition, the Bank is routinely named in civil actions throughout the country by borrowers and former borrowers relating to the closing, purchase, sale and servicing of mortgage loans. From time to time, governmental agencies also conduct investigations or examinations of various practices of the Bank. In the course of such investigations or examinations, the Bank cooperates with such agencies and provides information as requested.

We assess the liabilities and loss contingencies in connection with pending or threatened legal and regulatory proceedings on at least a quarterly basis and establish accruals when we believe it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated. Once established, litigation accruals are adjusted, as appropriate, in light of additional information. Payments made to settle our liabilities may differ from the contingency or fair value recorded due to factors that differ from our assumptions.

At December 31, 2020, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements or that the ultimate outcome of these actions will have a materially adverse effect on our financial condition, results of operations or cash flows.

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

    No payment would be required until six months after the Bank files its Call Report with the OCC first reporting that its Tier 1 Leverage Capital Ratio was 11 percent or greater. If all other conditions were then satisfied, an initial annual payment would be due at that time. The next annual payment is only made if such other conditions continue to be satisfied, otherwise payments are delayed until all such conditions are met. Further, making such a payment must not violate any material banking regulatory requirement and the OCC must not object in writing.

    Consistent with our business and regulatory requirements, Flagstar shall seek in good faith to fulfill the conditions and will not undertake any conduct,or fail to take any action, for which the purpose is to frustrate or delay our ability to fulfill any of the above conditions.

    Additionally, if the Bank and Bancorp become party to a business combination in which the Bank or Bancorp represent less than 33.3 percent of the resulting company’s assets, annual payments must commence twelve months after the date of that business combination.

    The Settlement Agreement meets the definition of a financial instrument for which we elected the fair value option. We consider the assumptions a market participant would make to transfer the liability and evaluate the potential ways we might satisfy the Settlement Agreement and our estimates of the likelihood of these outcomes, which may change over time. The fair value of the liability is subject to significant uncertainty; it is impacted by forecasted estimates of the timing of potential payments, some of which are impacted by inputs including estimates of equity, earnings, timing and amount of dividends and growth of the balance sheet as well as their related impacts on forecasted Tier 1 Leverage Capital Ratio discount rate, the likelihood and types of potential business combinations or any other means by which a payment could be made. While the Settlement Agreement remains outstanding, we are exposed to the risk of further litigation, reputational risk and operational risk related to our ongoing business relationships and discussions from time to time to resolve the Settlement Agreement. For further information on the fair value of the liability, see Note 20 - Fair Value Measurements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Other litigation accruals

    At December 31, 2020 and December 31, 2019, excluding the fair value liability relating to the DOJ Liability, our total accrual for contingent liabilities and settled litigation was $7 million and $3 million, respectively.

Commitments

    In the normal course of business, we have various commitments outstanding which are not included on our Consolidated Statements of Financial Condition. The following table is a summary of the contractual amount of significant commitments:

	December 31,
	2020	2019
	(Dollars in millions)
Commitments to extend credit
Mortgage loan commitments including interest rate locks	$10,702	$4,099
Warehouse loan commitments	2,849	1,944
Commercial and industrial commitments	1,271	1,107
Other construction commitments	1,934	2,015
HELOC commitments	544	558
Other consumer commitments	121	175
Standby and commercial letters of credit	95	82

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

    Mortgage loan commitments including interest rate locks. We enter into mortgage loan commitments, including interest rate locks with our customers. These interest rate lock commitments are considered to be derivative instruments and the fair value of these commitments is recorded on the Consolidated Statements of Financial Condition in other assets. For further information, see Note 11 - Derivative Financial Instruments.

    Warehouse loan commitments. Lines of credit provided to mortgage originators to fund loans they originate and then sell. The proceeds of the sale of the loans are used to repay the draw on the line used to fund the loans.

    Commercial and industrial and other construction commitments. Conditional commitments issued under various terms to lend funds to businesses and other entities. These commitments include revolving credit agreements, term loan commitments and short-term borrowing agreements. Many of these loan commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of these commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

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

    We maintain a reserve for the estimate of estimated lifetime credit losses in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded and standby and commercial letters of credit. A reserve balance of $28 million at December 31, 2020 and $3 million at December 31, 2019, respectively, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

    Supplemental executive retirement plan with former CEO. The Company entered into a supplemental executive retirement plan (“SERP”) with a former CEO in 2009. Under the plan, the former CEO was to receive a $16 million payment in August 2018. The Company fully accrued for the SERP liability during that time period and no SERP payments have been made to the former CEO. Due to the condition of the Company at the time the former CEO’s employment ended, we believe that any payment under the SERP would be deemed to be a “Golden Parachute” payment and, therefore, is subject to certain banking regulations. As a result, we would need to make an application to the regulators to make a payment and certify to certain criteria. The Company does not believe that it can make an unqualified certification. The former CEO has filed a lawsuit to compel us to make a certification and ultimately pay the liability. Final dispensation of the SERP is not within our control and the liability of $16 million at December 31, 2020 may be adjusted as more information is known.

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

Valuation Hierarchy

U.S. GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The hierarchy is based on the transparency of the inputs used in the valuation process with the highest priority given to quoted prices available in active markets and the lowest priority given to unobservable inputs where no active market exists, as discussed below:

Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets in which we can participate as of the measurement date,

Level 2 - Quoted prices for similar instruments in active markets and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument, and

Level 3 - Unobservable inputs that reflect our own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following tables present the financial instruments carried at fair value by caption on the Consolidated Statements of Financial Condition and by level in the valuation hierarchy:

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,061	$—	$1,061
Agency - Residential	—	735	—	735
Municipal obligations	—	28	—	28
Corporate debt obligations	—	77	—	77
Other MBS	—	42	—	42
Certificate of deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	7,009	—	7,009
Loans held-for-investment
Residential first mortgage loans	—	11	—	11
Home equity	—	—	2	2
Mortgage servicing rights	—	—	329	329
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	208	208
Mortgage-backed securities forwards	—	14	—	14
Interest rate swaps and swaptions	—	59	—	59
Total assets at fair value	$—	$9,037	$539	$9,576
Derivative liabilities
Mortgage-backed securities forwards	—	(98)	—	$(98)
Interest rate swaps and swaptions	—	(4)	—	(4)
DOJ Liability	—	—	(35)	(35)
Total liabilities at fair value	$—	$(102)	$(35)	$(137)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$947	$—	$947
Agency - Residential	—	1,015	—	1,015
Municipal obligations	—	31	—	31
Corporate debt obligations	—	77	—	77
Other MBS	—	45	—	45
Certificate of deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	5,219	—	5,219
Loans held-for-investment
Residential first mortgage loans	—	10	—	10
Home equity	—	—	2	2
Mortgage servicing rights	—	—	291	291
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	34	34
Mortgage-backed securities forwards	—	2	—	2
Interest rate swaps and swaptions	—	26	—	26
Total assets at fair value	$—	$7,373	$327	$7,700
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(1)	$(1)
Mortgage-backed securities forwards	—	(9)	—	(9)
Interest rate swaps	—	(8)	—	(8)
DOJ Liability	—	—	(35)	(35)
Contingent consideration	—	—	(10)	(10)
Total liabilities at fair value	$—	$(17)	$(46)	$(63)

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
	(Dollars in millions)
Year Ended December 31, 2020
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (1)	291	(159)	268	(71)	—	—	329
Rate lock commitments (net) (1)(2)	34	358	1,005	—	—	(1,189)	208
Totals	$327	$199	$1,273	$(71)	$—	$(1,189)	$539
Liabilities
DOJ Liability	$(35)	$—	$—	$—	$—	$—	$(35)
Contingent consideration	(10)	(17)	—	—	27	—	—
Totals	$(45)	$(17)	$—	$—	$27	$—	$(35)
Year Ended December 31, 2019
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (1)	290	(165)	223	(57)	—	—	291
Rate lock commitments (net) (1)(2)	20	86	326	—	—	(398)	34
Totals	$312	$(79)	$549	$(57)	$—	$(398)	$327
Liabilities
DOJ Liability	$(60)	$25	$—	$—	$—	$—	$(35)
Contingent consideration	(6)	(7)	—	—	3	—	(10)
Totals	$(66)	$18	$—	$—	$3	$—	$(45)
Year Ended December 31, 2018
Assets
Loans held-for-investment
Home equity	$4	$—	$—	$—	$(2)	$—	$2
Mortgage servicing rights (1)	291	(18)	356	(339)	—	—	290
Rate lock commitments (net) (1)(2)	24	(34)	235	—	—	(205)	20
Totals	$319	$(52)	$591	$(339)	$(2)	$(205)	$312
Liabilities
DOJ Liability	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	(25)	13	—	—	6	—	(6)
Totals	$(85)	$13	$—	$—	$6	$—	$(66)
(1)We utilized swaptions, futures, forward agency and loan sales and interest rate swaps to manage the risk associated with mortgage servicing rights and rate lock commitments. Gains and losses for individual lines do not reflect the effect of our risk management activities related to such Level 3 instruments.
(2)Rate lock commitments are reported on a fallout-adjusted basis. Transfers out of Level 3 represent the settlement value of the commitments that are transferred to LHFS, which are classified as Level 2 assets.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
December 31, 2020
Assets
Loans held-for-investment
Home equity	$2	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% -10.8% (9.0%) 12.6% - 18.9% (15.8%) 1.5%-2.3% (1.9%)
Mortgage servicing rights	$329	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	3.4% - 21.2% (8.0%) 0% - 13.3% (10.5%) $67 - $95 ($81)
Rate lock commitments (net)	$208	Consensus pricing	Closing pull-through rate	75.7% - 87.2% (77.5%)
Liabilities
DOJ Liability	$(35)	Discounted cash flows	See description below	See description below

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
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

Recurring Significant Unobservable Inputs

    Home equity. The most significant unobservable inputs used in the fair value measurement of the home equity loans are discount rates, constant prepayment rates and default rates. The constant prepayment and default rates are based on a 12 month historical average. Significant increases (decreases) in the discount rate in isolation result in a significantly lower (higher) fair value measurement. Increases (decreases) in prepay rates in isolation result in a higher (lower) fair value and increases (decreases) in default rates in isolation result in a lower (higher) fair value.

    MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For December 31, 2020 and December 31, 2019, the weighted average life (in years) for the entire MSR portfolio was 4.2 and 4.1, respectively.
    DOJ Liability. The significant unobservable inputs used in the fair value measurement of the DOJ Liability are the discount rate, asset growth rate, return on assets, dividend rate and potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes, as further discussed in Note 19 - Legal Proceedings, Contingencies and Commitments. The DOJ Liability had a fair value adjustment of $25 million for the year ended December 31, 2019. This reduced the liability to $35 million based on changes in the probability of potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes. Our assessment of these outcomes reflect a reduced likelihood, and longer timing, for potential future payments.

    Rate lock commitments. The significant unobservable input used in the fair value measurement of the rate lock commitments is the pull through rate. The pull through rate is a statistical analysis of our actual rate lock fallout history to

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements
determine the sensitivity of the residential mortgage loan pipeline compared to interest rate changes and other deterministic values. New market prices are applied based on updated loan characteristics and new fallout ratios (i.e. the inverse of the pull through rate) are applied accordingly. Significant increases (decreases) in the pull through rate in isolation result in a significantly higher (lower) fair value measurement.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

    We also have assets that are subject to measurement at fair value on a nonrecurring basis under certain conditions.

    The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Gains/(Losses)
	(Dollars in millions)
December 31, 2020
Residential first mortgage loans	$30	$30	$—	$(1)
Commercial loans	57	—	57	—
Impaired loans held-for-investment (2)
Residential first mortgage loans	24	—	24	(3)
Repossessed assets (3)	8	—	8	(3)
Totals	$119	$30	$89	$(7)
December 31, 2019
Loans held-for-sale (2)	$6	$6	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	14	—	14	(5)
Repossessed assets (3)	10	—	10	(3)
Totals	$30	$6	$24	$(9)
(1)The fair values are determined at various dates dependent upon when certain conditions were met requiring fair value measurement.
(2)Gains/(losses) reflect fair value adjustments on assets for which we did not elect the fair value option.
(3)Gains/(losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

    The following table presents the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
December 31, 2020
Commercial loans	$57	Fair value of collateral	Market price	N/A	(2)
Impaired loans held-for-investment
Residential first mortgage loans	$24	Fair value of collateral	Loss severity discount	0% - 100% (12.8%)	(1)
Repossessed assets	$8	Fair value of collateral	Loss severity discount	0% - 96.3% (24.5%)	(1)
December 31, 2019
Impaired loans held-for-investment
Residential first mortgage loans	$14	Fair value of collateral	Loss severity discount	25% - 30% (25.9%)	(1)
Repossessed assets	$10	Fair value of collateral	Loss severity discount	0% - 100% (17.1%)	(1)
(1)Unobservable inputs were weighted by their relative fair value of the instruments.
(2)Fair value has been determined based on an unobservable market price.

Nonrecurring Significant Unobservable Inputs

    The significant unobservable inputs used in the fair value measurement of the impaired loans and repossessed assets are appraisals or other third-party price evaluations which incorporate measures such as recent sales prices for comparable properties.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Fair Value of Financial Instruments

    The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost or amortized cost:

	December 31, 2020
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$623	$623	$623	$—	$—
Investment securities available-for-sale	1,944	1,944	—	1,944	—
Investment securities held-to-maturity	377	393	—	393	—
Loans held-for-sale	7,098	7,098	—	7,098	—
Loans held-for-investment	16,227	16,188	—	11	16,177
Loans with government guarantees	2,516	2,498	—	2,498	—
Mortgage servicing rights	329	329	—	—	329
Federal Home Loan Bank stock	377	377	—	377	—
Bank owned life insurance	356	358	—	358	—
Repossessed assets	8	8	—	—	8
Other assets, foreclosure claims	17	17	—	17	—
Derivative financial instruments	281	281	—	73	208
Liabilities
Retail deposits
Demand deposits and savings accounts	$(8,616)	$(7,864)	$—	$(7,864)	$—
Certificates of deposit	(1,355)	(1,365)	—	(1,365)	—
Wholesale deposits	(1,031)	(1,047)	—	(1,047)	—
Government deposits	(1,765)	(1,706)	—	(1,706)	—
Custodial deposits	(7,206)	(7,133)	—	(7,133)	—
Federal Home Loan Bank advances	(5,100)	(5,124)	—	(5,124)	—
Long-term debt	(641)	(596)	—	(596)	—
DOJ litigation settlement	(35)	(35)	—	—	(35)
Derivative financial instruments	(102)	(102)	—	(102)	—

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

    The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$1,204	$348	$(29)
Loans held-for-investment
Other noninterest income	—	1	—
Liabilities
DOJ Liability
Other noninterest income	—	25	—

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	December 31, 2020			December 31, 2019
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$9	$7	$(2)	$3	$3	$—
Loans held-for-investment	9	8	(1)	5	4	(1)
Total nonaccrual loans	18	15	(3)	8	7	(1)
Other performing loans
Loans held-for-sale	6,704	7,002	298	5,057	5,216	159
Loans held-for-investment	5	4	(1)	8	8	—
Total other performing loans	6,709	7,006	297	5,065	5,224	159
Total loans
Loans held-for-sale	6,713	7,009	296	5,060	5,219	159
Loans held-for-investment	14	12	(2)	13	12	(1)
Total loans	$6,727	$7,021	$294	$5,073	$5,231	$158
Liabilities
DOJ Liability (1)	$(118)	$(35)	$83	$(118)	$(35)	$83
(1) We are obligated to pay $118 million in installment payments upon meeting certain performance conditions, as described in Note 19 - Legal Proceedings, Contingencies and Commitments.

Note 21 - Segment Information

    Our operations are conducted through three operating segments: Community Banking, Mortgage Originations and Mortgage Servicing. The Other segment includes the remaining reported activities. Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses are incurred for which discrete financial information is available that is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The operating segments have been determined based on the products and services offered and reflect the manner in which financial information is currently evaluated by Management. Each segment operates under the same banking charter, but is reported on a segmented basis for this report. Each of the operating segments is complementary to each other and because of the interrelationships of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

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

The Mortgage Originations segment originates and acquires one-to-four family residential mortgage loans to sell or hold on our balance sheet. Loans originated-to-sell comprise the majority of the lending activity. These loans are originated through mortgage branches, call centers, the Internet and third-party counterparties. The Mortgage Originations segment

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

recognizes interest income on loans that are held for sale and the gains from sales associated with these loans, along with the interest income on residential mortgages and newly originated home equity products within LHFI.

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

Revenues are comprised of net interest income (before the provision (benefit) for credit losses) and noninterest income. Noninterest expenses and a majority of provision (benefit) for income taxes, are allocated to each operating segment. Provision for credit losses is allocated to segments based on net charge-offs and changes in outstanding balances. In contrast, the level of the consolidated provision for credit losses is determined based on an allowance model using the methodologies described in Item 2 – MD&A. The net effect of the credit provision is recorded in the Other segment. Allocation methodologies may be subject to periodic adjustment as the internal management accounting system is revised and the business or product lines within the segments change.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    The following tables present financial information by business segment for the periods indicated:

	Year Ended December 31, 2020
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$570	$191	$18	$(94)	$685
Provision (benefit) for credit losses	3	(11)	—	157	149
Net interest income after provision (benefit) for credit losses	567	202	18	(251)	536
Net gain on loan sales	2	969	—	—	971
Loan fees and charges	1	98	66	—	165
Net return on mortgage servicing rights	—	10	—	—	10
Loan administration (expense) income	(3)	(35)	151	(29)	84
Other noninterest income	61	8	—	26	95
Total noninterest income	61	1,050	217	(3)	1,325
Compensation and benefits	108	161	46	151	466
Commissions	2	230	—	—	232
Loan processing expense	5	55	36	2	98
Other noninterest expense	271	136	79	(125)	361
Total noninterest expense	386	582	161	28	1,157
Income before indirect overhead allocations and income taxes	242	670	74	(282)	704
Indirect overhead allocation (expense) income	(40)	(60)	(19)	119	—
Provision (benefit) for income taxes	42	128	12	(16)	166
Net income (loss)	$160	$482	$43	$(147)	$538

Intersegment (expense) revenue	$(96)	$(48)	$39	$105	$—

Average balances
Loans held-for-sale	$1	$5,541	$—	$—	$5,542
Loans with government guarantees	$—	$1,571	$—	$—	$1,571
Loans held-for-investment (2)	$11,376	$2,591	$—	$30	$13,997
Total assets	$11,760	$10,735	$85	$4,328	$26,908
Deposits	$10,996	$—	$6,712	$836	$18,544
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2019
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$410	$145	$16	$(9)	$562
Provision (benefit) for credit losses	20	2	—	(4)	18
Net interest income after provision (benefit) for credit losses	390	143	16	(5)	544
Net (loss) gain on loan sales	(14)	349	—	—	335
Loan fees and charges	1	67	32	—	100
Net return on mortgage servicing rights	—	6	—	—	6
Loan administration (expense) income	(3)	(24)	124	(67)	30
Other noninterest income	62	12	—	65	139
Total noninterest income	46	410	156	(2)	610
Compensation and benefits	103	111	28	135	377
Commissions	2	109	—	—	111
Loan processing expense	6	36	36	2	80
Other noninterest expense	165	90	59	6	320
Total noninterest expense	276	346	123	143	888
Income before indirect overhead allocations and income taxes	160	207	49	(150)	266
Indirect overhead allocation	(41)	(42)	(18)	101	—
Provision (benefit) for income taxes	24	35	6	(17)	48
Net income (loss)	$95	$130	$25	$(32)	$218

Intersegment (expense) revenue	$(3)	$13	$26	$(36)	$—

Average balances
Loans held-for-sale	$—	$3,952	$—	$—	$3,952
Loans with government guarantees	$—	$553	$—	$—	$553
Loans held-for-investment (2)	$7,876	$3,027	$—	$29	$10,932
Total assets	$8,319	$8,467	$47	$3,841	$20,674
Deposits	$10,301	$—	$3,851	$556	$14,708
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2018
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$272	$170	$7	$48	$497
Provision (benefit) for credit losses	2	2	—	(12)	(8)
Net interest income after provision for credit losses	270	168	7	60	505
Net (loss) gain on loan sales	(1)	201	—	—	200
Loan fees and charges	—	62	25	—	87
Net return on mortgage servicing rights	—	36	—	—	36
Loan administration (expense) income	(2)	(15)	69	(29)	23
Other noninterest income	45	15	—	33	93
Total noninterest income	42	299	94	4	439
Compensation and benefits	70	105	19	124	318
Commissions	2	78	—	—	80
Loan processing expense	4	26	26	3	59
Other noninterest expense	101	66	44	44	255
Total noninterest expense	177	275	89	171	712
Income before indirect overhead allocations and income taxes	135	192	12	(107)	232
Indirect overhead allocation	(39)	(68)	(20)	127	—
Provision (benefit) for income taxes	20	27	(2)	—	45
Net income (loss)	$76	$97	$(6)	$20	$187

Intersegment revenue (expense)	$10	$1	$19	$(30)	$—

Average balances
Loans held-for-sale	$—	$4,196	$—	$—	$4,196
Loans with government guarantees	$—	$303	$—	$—	$303
Loans held-for-investment (2)	$5,576	$2,814	$—	$29	$8,419
Total assets	$5,760	$8,253	$34	$3,933	$17,980
Deposits	$8,580	$—	$1,883	$312	$10,775
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

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Financial Condition
(Dollars in millions)

	December 31,
	2020	2019
	(Dollars in millions)
Assets
Cash and cash equivalents	$304	$233
Investment in subsidiaries (1)	2,551	2,031
Other assets	17	47
Total assets	$2,872	$2,311
Liabilities and Stockholders’ Equity
Liabilities
Long-term debt	$641	$496
Other liabilities	30	27
Total liabilities	671	523
Stockholders’ Equity
Common stock	1	1
Additional paid in capital	1,346	1,483
Accumulated other comprehensive income	47	1
Retained earnings	807	303
Total stockholders’ equity	2,201	1,788
Total liabilities and stockholders’ equity	$2,872	$2,311
(1)Includes unconsolidated trusts of $7 million for December 31, 2020 and 2019.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Operations
(Dollars in millions)

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Income
Interest	$2	$4	$1
Cash dividends received from subsidiaries	82	100	—
Total	84	104	1
Expenses
Interest	25	28	27
General and administrative	14	6	7
Total	39	34	34
Net income (loss) before undistributed income of subsidiaries	45	70	(33)
Equity in undistributed income of subsidiaries	484	142	212
Net income before income taxes	529	212	179
Benefit for income taxes	(9)	(6)	(8)
Net income	538	218	187
Other comprehensive income (loss) (1)	46	48	(31)
Comprehensive income	$584	$266	$156
(1)See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Cash Flows
(Dollars in millions)

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Net income	$538	$218	$187
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(566)	(241)	(177)
Dividends received from subsidiaries	82	104	—
Other	34	10	(5)
Net cash provided by operating activities	88	91	5
Investing Activities
Net cash provided by investing activities	—	—	—
Financing Activities
Stock buyback	(150)	(50)	—
Repayment of long-term debt	(4)	—	—
Proceeds from issuance of long-term debt	150	—	—
Debt issuance costs	(2)	—	—
Dividends declared and paid	(11)	(9)	—
Net cash used in financing activities	(17)	(59)	—
Net increase in cash and cash equivalents	71	32	5
Cash and cash equivalents, beginning of year	233	201	196
Cash and cash equivalents, end of year	$304	$233	$201

Note 23 - Quarterly Financial Data (Unaudited)

    The following table represents summarized data for each of the quarters in 2020 and 2019:

	2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in millions, except per share data)
Interest income	$212	$206	$201	$201
Interest expense	23	26	33	53
Net interest income	189	180	168	148
Provision for credit losses	2	32	102	14
Net interest income after provision for credit losses	187	148	66	134
Net gain on loan sales	232	346	303	90
Loan fees and charges	53	45	41	26
Net return (loss) on mortgage servicing rights	—	12	(8)	6
Loan administration income	25	26	21	12
Deposit fees and charges	8	8	7	9
Other noninterest income	19	15	14	14
Noninterest expense	319	305	296	235
Income before income tax	205	295	148	56
Provision for income taxes	51	73	32	10
Net income from continuing operations	$154	$222	$116	$46
Basic income per share	$2.86	$3.90	$2.04	$0.80
Diluted income per share	$2.83	$3.88	$2.03	$0.80

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in millions, except per share data)
Interest income	$213	$203	$198	$180
Interest expense	61	57	60	54
Net interest income	152	146	138	126
Provision for credit losses	—	1	17	—
Net interest income after provision for credit losses	152	145	121	126
Net gain on loan sales	101	110	75	49
Loan fees and charges	30	29	24	17
Net (loss) return on the mortgage servicing rights	(3)	(2)	5	6
Loan administration income	8	5	6	11
Deposit fees and charges	10	10	10	8
Other noninterest income	16	19	48	18
Noninterest expense	245	238	214	191
Income before income tax	69	78	75	44
Provision for income taxes	11	15	14	8
Net income from continuing operations	$58	$63	$61	$36
Basic income per share	$1.01	$1.12	$1.08	$0.64
Diluted income per share	$1.00	$1.11	$1.06	$0.63

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Exchange Act, Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that Management’s duties require it to make its best judgment regarding the design of our disclosure controls and procedures.

    Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(i)Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and

(iii)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

    With the participation of the Chief Executive Officer and Chief Financial Officer, Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

    Based on this assessment, as of December 31, 2020 we assert that we maintained effective internal control over financial reporting.

    The effectiveness of Management's internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm, as stated in their report, included herein.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

    None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

    Except as set forth below, the information required by this Item 10 will be contained in our Proxy Statement relating to the 2021 Annual Meeting of Stockholders and is hereby incorporated by reference.

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

    The information required by this Item 11 will be contained in our Proxy Statement relating to the 2021 Annual Meeting of Stockholders and is hereby incorporated by reference, provided that the Compensation Committee Report shall be deemed to be furnished and not filed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Except as set forth below, the information required by this Item 12 will be contained in our Proxy Statement relating to the 2021 Annual Meeting of Stockholders and is hereby incorporated by reference.

Equity Compensation Plan Information

    The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2020.

Plan Category	Number of Securities to Be Issued Upon Exercise	Weighted Average Exercise Price (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders - Restricted Stock Units (2)	974,186	$30.88	1,276,470
Equity compensation plans not approved by security holders	—	—	—
Total	974,186	$30.88	1,276,470
(1)Weighted average exercise price is calculated including RSUs, which for this purpose are treated as having an exercise price of zero.
(2)For further information regarding the equity compensation plans under which the RSUs are authorized for issuance, see Note 16 - Stock-Based Compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item 13 will be contained in our Proxy Statement relating to the 2021 Annual Meeting of Stockholders and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by this Item 14 will be contained in our Proxy Statement relating to the 2021 Annual Meeting of Stockholders and is hereby incorporated by reference.

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

4.1*
Indenture, dated October 28, 2020, between Flagstar Bancorp, Inc. and Wilmington Trust, National Association, as Trustee (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated October 28, 2020, and incorporated herein by reference).

4.2*
First Supplemental Indenture, dated October 28, 2020, between Flagstar Bancorp, Inc. and Wilmington Trust, National Association, as Trustee (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, dated October 28, 2020, and incorporated herein by reference).

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

10.3*+
Amended and Restated Employment Agreement, dated as of May 21, 2019, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro P. DiNello (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019, and incorporated herein by reference.

10.4*+
Amended and Restated Employment Agreement dated as of May 21, 2019, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019, and incorporated herein by reference.

10.5*+
Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

10.6*+
Form of Senior Executive Officer Award Agreement under Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 10-Q, for the period ended June 30, 2018, and incorporated herein by reference).

10.7*+
2016 Stock Award and Incentive Plan Restricted Stock Unit Senior Executive Officer Award Agreement - 4 year ratable (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.8*+
2016 Stock Award and Incentive Plan Restricted Stock Unit and Performance Share Unit Senior Executive Officer Award Agreement - SEO Performance (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.9*+
Executive Long-Term Incentive Program Award Agreement II ($44 VWAP) (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

Exhibit No.	Description
10.10*+
Executive Long-Term Incentive Program Award Agreement II ($40 VWAP) (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.11*+
2016 Stock Award and Incentive Plan Restricted Stock Unit Senior Executive Officer Award Agreement - SEO Time (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.12+	Form of Change in Control Agreement as between Flagstar Bancorp, Inc., Flagstar Bank, FSB and James K. Ciroli, Stephen Figliuolo, Reginald Davis and Karen Buck.
21	List of Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers, LLP.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
101
Financial statements from Annual Report on Form 10-K of the Company for the year ended December 31, 2020, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

    (b) — Exhibits. See Item 15.(a)(3) above.
    (c) — Financial Statement Schedules. See Item 15.(a)(2) above.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2021.

FLAGSTAR BANCORP, INC.

By:	/s/ Alessandro P. DiNello
Alessandro P. DiNello
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, in his or her capacity as director or officer, or both, as the case may be, of Flagstar Bancorp, Inc., does hereby appoint Alessandro DiNello and James K. Ciroli, and each of them, his or her attorney or attorneys with full power of substitution to execute in his or her name, in his or her capacity as a director or officer, or both, as the case may be, of Flagstar Bancorp, Inc., the 2020 Form 10-K Annual Report and any and all amendments and supplements to such 2020 Form 10-K Annual Report and post-effective amendments and supplements thereto, and to file the same with all exhibits thereto and all other documents in connection therewith with the Securities and Exchange Commission.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2021.

	SIGNATURE	TITLE
	/S/ ALESSANDRO DINELLO	President and Chief Executive Officer (Principal Executive Officer)
By:	Alessandro DiNello

	/S/ JAMES K. CIROLI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By:	James K. Ciroli

	/S/ BRYAN L. MARX	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
By:	Bryan L. Marx

/S/ JOHN D. LEWIS
By:	John D. Lewis	Chairman

/S/ JAY J. HANSEN
By:	Jay J. Hansen	Director

/S/ TOAN HUYNH
By:	Toan Huynh	Director

/S/ LORI JORDAN
By:	Lori Jordan	Director

/S/ DAVID J. MATLIN
By:	David J. Matlin	Director

/S/ BRUCE E. NYBERG
By:	Bruce E. Nyberg	Director

/S/ JAMES A. OVENDEN
By:	James A. Ovenden	Director

/S/ PETER SCHOELS
By:	Peter Schoels	Director

/S/ DAVID L. TREADWELL
By:	David L. Treadwell	Director

/S/ JENNIFER WHIP
By:	Jennifer Whip	Director