Form 10-Q
period 2021-03-31
FLAGSTAR BANCORP INC
filed 2021-05-07
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of May 6, 2021, 52,752,606 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2021

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
ACL	Allowance for Credit Losses	HOLA	Home Owners' Loan Act
AFS	Available-for-Sale	Home equity	Second Mortgages, HELOANs, HELOCs
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HPI	Housing Price Index
ALCO	Asset Liability Committee	HTM	Held-to-Maturity
ALLL	Allowance for Loan Losses	LGG	Loans with Government Guarantees
AOCI	Accumulated Other Comprehensive Income (Loss)	LHFI	Loans Held-for-Investment
ASU	Accounting Standards Update	LHFS	Loans Held-for-Sale
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LIBOR	London Interbank Offered Rate
C&I	Commercial and Industrial	LTV	Loan-to-Value Ratio
CDARS	Certificates of Deposit Account Registry Service	Management	Flagstar Bancorp’s Management
CD	Certificates of Deposit	MBS	Mortgage-Backed Securities
CECL	Current Expected Credit Losses	MD&A	Management's Discussion and Analysis
CET1	Common Equity Tier 1	MSR	Mortgage Servicing Rights
CLTV	Combined Loan-to-Value Ratio	N/A	Not Applicable
Common Stock	Common Shares	N/M	Not Meaningful
CRE	Commercial Real Estate	NBV	Net Book Value
Deposit Beta	The change in the annualized cost of our deposits, compared to the change in the Federal Reserve discount rate	NPL	Nonperforming Loan
DOJ	United States Department of Justice	NYSE	New York Stock Exchange
DOJ Liability	2012 Settlement Agreement with the Department of Justice	OCC	Office of the Comptroller of the Currency
		OCI	Other Comprehensive Income (Loss)
DTA	Deferred Tax Asset	PPP	Paycheck Protection Program
EVE	Economic Value of Equity	QTL	Qualified Thrift Lending
Fannie Mae	Federal National Mortgage Association	Regulatory Agencies	Board of Governors of the Federal Reserve, Office of the Comptroller of the Currency, U.S. Department of the Treasury, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, Securities and Exchange Commission
FASB	Financial Accounting Standards Board
FBC	Flagstar Bancorp
FDIC	Federal Deposit Insurance Corporation	REO	Real estate owned and other nonperforming assets, net
Federal Reserve	Board of Governors of the Federal Reserve System	RMBS	Residential Mortgage-Backed Securities
FHA	Federal Housing Administration	RWA	Risk Weighted Assets
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FICO	Fair Isaac Corporation	SNC	Shared National Credit
FOAL	Fallout-Adjusted Locks	SOFR	Secured Oversight Financing Rate
FRB	Federal Reserve Bank	TARP preferred	TARP Fixed Rate Cumulative Perpetual Preferred Stock, Series C
Freddie Mac	Federal Home Loan Mortgage Corporation	TDR	Troubled Debt Restructuring
FTE	Full Time Equivalent Employees	TPO	Third Party Originator
GAAP	United States Generally Accepted Accounting Principles	UPB	Unpaid Principal Balance
GNMA	Government National Mortgage Association	U.S. Treasury	United States Department of Treasury
HELOC	Home Equity Lines of Credit	VIE	Variable Interest Entities
HELOAN	Home Equity Loan	XBRL	eXtensible Business Reporting Language
HFI	Held-for-Investment

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the first quarter of 2021, which should be read in conjunction with the financial statements and related notes set forth in Part I, Item 1 of this Form 10-Q and Part II, Item 8 of Flagstar Bancorp, Inc.'s 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

    Certain statements in this Form 10-Q, including but not limited to statements included within Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements are based on the current beliefs and expectations of our Management. Actual results may differ from those set forth in forward-looking statements. See Forward-Looking Statements on page 41 of this Form 10-Q, Part II, Item 1A, Risk Factors of this Form 10-Q and Part I, Item 1A, Risk Factors of Flagstar Bancorp, Inc.'s 2020 Annual Report on Form 10-K for the year ended December 31, 2020. Additional information about Flagstar can be found on our website at www.flagstar.com.

    Where we say "we," "us," "our," the "Company," "Bancorp" or "Flagstar," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank"). See the Glossary of Abbreviations and Acronyms on page 3 for definitions used throughout this Form 10-Q.

Introduction

    We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide commercial and consumer banking services, and we are the 6th largest bank mortgage originator in the nation and the 6th largest subservicer of mortgage loans nationwide. At March 31, 2021, we had 5,418 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC".

    Our relationship-based business model leverages our full-service bank’s capabilities and our national mortgage platform to create and build financial solutions for our customers. At March 31, 2021, we operated 158 full-service banking branches that offer a full set of banking products to consumer, commercial, and government customers. Our banking footprint spans Michigan, Indiana, California, Wisconsin, Ohio and contiguous states.

    We originate mortgages through a network of brokers and correspondents in all 50 states and our own loan officers, which includes our direct lending team, from 87 retail locations in 27 states and 3 call centers. We are also a leading national servicer of mortgage loans and provide complementary ancillary offerings including MSR lending, servicing advance lending and MSR recapture services.

Strategic Merger with New York Community Bancorp, Inc.

On April 26, 2021, it was announced that New York Community Bancorp, Inc. ("NYCB") and Flagstar had entered into a definitive merger agreement (the "Merger Agreement") under which the two companies will combine in an all stock merger. Under the terms of the Merger Agreement, Flagstar shareholders will receive 4.0151 shares of NYCB common stock for each Flagstar share they own. The new company will have over $87 billion in assets and operate nearly 400 traditional branches in nine states and 87 loan production offices across a 28 state footprint. The transaction is expected to close by the end of 2021, subject to customary closing conditions, including regulatory approvals and approval by each company's shareholders.

Operating Segments

    Our operations are conducted through our three operating segments: Community Banking, Mortgage Originations, and Mortgage Servicing. For further information, see MD&A - Operating Segments and Note 17 - Segment Information.

Results of Operations
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended,			1Q21 vs. 4Q20	1Q21 vs. 1Q20
	March 31, 2021	December 31, 2020	March 31, 2020	Change	Change
	(Dollars in millions, except share data)
Net interest income	$189	$189	$148	$—	$41
(Benefit) provision for credit losses	(28)	2	14	(30)	(42)
Total noninterest income	324	332	154	(8)	170
Total noninterest expense	347	314	232	33	115
Provision for income taxes	45	51	10	(6)	35
Net income	$149	$154	$46	$(5)	$103
Income per share
Basic	$2.83	$2.86	$0.80	$(0.03)	$2.03
Diluted	$2.80	$2.83	$0.80	$(0.03)	$2.83
Weighted average shares outstanding:
Basic	52,675,562	53,912,584	56,655,865	(1,237,022)	(3,980,303)
Diluted	53,297,803	54,343,966	57,189,923	(1,046,163)	(3,892,120)

The following table summarizes our adjusted results of operations for the periods indicated:

	Three Months Ended,			1Q21 vs. 4Q20	1Q21 vs. 1Q20
	March 31, 2021	December 31, 2020	March 31, 2020	Change	Change
	(Dollars in millions, except share data)
Net interest income	$189	$189	$148	$—	$41
(Benefit) provision for credit losses	(28)	2	14	(30)	(42)
Total noninterest income	324	332	154	(8)	170
Total noninterest expense	312	314	232	(2)	80
Provision for income taxes	53	51	10	2	43
Net income	$176	$154	$46	$22	$130
Income per share
Basic	$3.34	$2.86	$0.80	$0.48	$2.54
Diluted	$3.31	$2.83	$0.80	$0.48	$2.83

The following table summarizes certain selected ratios and statistics for the periods indicated:

	Three Months Ended,
	March 31, 2021	December 31, 2020	March 31, 2020
Selected Ratios:
Interest rate spread (1)	2.55%	2.44%	2.31%
Net interest margin	2.82%	2.78%	2.81%
Adjusted net interest margin (2)	3.02%	2.98%	2.81%
Return on average assets	1.98%	2.08%	0.78%
Adjusted return on average assets (2) (3)	2.34%	2.08%	0.78%
Return on average common equity	25.73%	27.58%	9.82%
Return on average tangible common equity (2)	27.99%	30.13%	11.46%
Adjusted return on average tangible common equity (2) (3)	32.97%	30.13%	11.46%
Common equity-to-assets ratio	8.01%	7.09%	6.87%
Common equity-to-assets ratio (average for the period)	7.71%	7.54%	7.92%
Efficiency ratio	67.7%	60.4%	76.9%
Adjusted efficiency ratio (2)	60.8%	59.1%	76.9%
Selected Statistics:
Book value per common share	$44.71	$41.79	$32.46
Tangible book value per share (2)	$41.77	$38.80	$29.52
Number of common shares outstanding	52,752,600	52,656,067	56,729,789
(1)Interest rate spread is the difference between the yield earned on average interest-earning assets for the period and the rate of interest paid on average interest-bearing liabilities.
(2) See Use of Non-GAAP Financial Measures for further information.
(3) Excludes goodwill, intangible assets and the associated amortization. See Non-GAAP Reconciliation for further information.

Overview

    Net income was $149 million, or $2.80 per diluted share for the quarter ended March 31, 2021 compared to fourth quarter 2020 net income of $154 million, or $2.83 per diluted share. When adjusted for the $35 million final settlement expense for the DOJ Liability, net income was $176 million, or $3.31 per diluted share, for the first quarter 2021.

Our benefit for credit losses for the quarter ended March 31, 2021 was $28 million, compared to a provision for credit losses of $2 million for the fourth quarter 2020. Our benefit for credit losses recorded for the first quarter of 2021 reflects the impact of improved economic forecasts along with a $16 million recovery on a previously charged-off commercial loan. Although our economic forecasts are improved, we continue to believe that uncertainty persists regarding the economic recovery, especially as it relates to consumer loan forbearance and the CRE sector.

Net interest income in the first quarter was $189 million, flat as compared to the quarter ended December 31, 2020. The results primarily reflect higher loans held-for-sale average balances, the full quarter impact of the early extinguishment of senior notes and the impact of lower rates on deposits, offsetting the impact of lower average balances and yields on loans-held-for investment.

Compared to the fourth quarter 2020, noninterest income decreased $8 million. This decrease was primarily driven by lower transactional loan fees and charges which were impacted by a decrease in the gross number of loans being boarded and deboarded onto our servicing platform this quarter and lower revenue associated with loans in forbearance and lower mortgage revenues, primarily a $5 million decrease in net gain on loan sales. Fallout-adjusted locks increased $0.3 billion, or 3 percent, to $12.3 billion and we maintained strong gain on sale margins, which decreased 9 basis points, to 1.84 percent for the first quarter 2021, as compared to 1.93 percent for the fourth quarter 2020.

Noninterest expense increased $33 million during the first quarter 2021 as compared to the fourth quarter 2020 primarily due to the $35 million final settlement expense for the DOJ Liability.

Net Interest Income

The following table presents details on our net interest margin and net interest income on a consolidated basis:

	Three Months Ended,
	March 31, 2021			December 31, 2020			March 31, 2020
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$7,464	$53	2.83%	$5,672	$42	2.99%	$5,248	$49	3.72%
Loans held-for-investment
Residential first mortgage	2,132	17	3.20%	2,353	19	3.23%	3,062	27	3.51%
Home equity	820	7	3.50%	890	8	3.69%	1,019	12	4.73%
Other	1,040	12	4.79%	1,001	13	5.15%	816	12	5.77%
Total consumer loans	3,992	36	3.68%	4,244	40	3.78%	4,897	51	4.14%
Commercial real estate	3,042	26	3.36%	3,064	27	3.40%	2,949	34	4.61%
Commercial and industrial	1,486	13	3.53%	1,447	13	3.55%	1,667	19	4.52%
Warehouse lending	6,395	64	4.00%	6,948	71	3.99%	2,310	25	4.30%
Total commercial loans	10,923	103	3.76%	11,459	111	3.78%	6,926	78	4.48%
Total loans held-for-investment (1)	14,915	139	3.73%	15,703	151	3.78%	11,823	129	4.34%
Loans with government guarantees	2,502	4	0.56%	2,478	5	0.73%	811	3	1.38%
Investment securities	2,210	12	2.21%	2,493	14	2.27%	3,060	19	2.47%
Interest-earning deposits	87	—	0.14%	754	—	0.11%	208	1	1.75%
Total interest-earning assets	27,178	$208	3.06%	27,100	$212	3.09%	21,150	$201	3.78%
Other assets	2,887			2,537			2,263
Total assets	$30,065			$29,637			$23,413
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,852	$—	0.07%	$1,842	$—	0.07%	$1,587	$3	0.75%
Savings deposits	3,945	1	0.14%	3,847	2	0.20%	3,384	9	1.07%
Money market deposits	685	—	0.06%	693	—	0.07%	687	1	0.32%
Certificates of deposit	1,293	4	0.96%	1,415	5	1.18%	2,254	12	2.24%
Total retail deposits	7,775	5	0.25%	7,797	7	0.33%	7,912	25	1.28%
Government deposits	1,773	1	0.22%	1,579	1	0.26%	1,131	3	1.15%
Wholesale deposits and other	1,031	4	1.59%	1,010	4	1.69%	581	4	2.39%
Total interest-bearing deposits	10,579	10	0.38%	10,386	12	0.46%	9,624	32	1.33%
Short-term FHLB advances and other	2,779	1	0.17%	1,598	1	0.20%	3,566	12	1.35%
Long-term FHLB advances	1,200	3	1.03%	1,200	3	1.03%	794	3	1.29%
Other long-term debt	453	5	4.11%	598	7	4.47%	496	6	5.33%
Total interest-bearing liabilities	$15,011	$19	0.51%	$13,782	$23	0.65%	$14,480	$53	1.46%
Noninterest-bearing deposits
Retail deposits and other	2,270			2,155			1,395
Custodial deposits (2)	7,194			8,527			4,776
Total noninterest bearing deposits	9,464			10,682			6,171
Other liabilities	3,271			2,938			908
Stockholders’ equity	2,319			2,235			1,854
Total liabilities and stockholders' equity	$30,065			$29,637			$23,413
Net interest-earning assets	$12,167			$13,318			$6,671
Net interest income		$189			$189			$148
Interest rate spread (3)			2.55%			2.44%			2.31%
Net interest margin (4)			2.82%			2.78%			2.81%
Ratio of average interest-earning assets to interest-bearing liabilities			181.1%			196.6%			146.1%
Total average deposits	$20,043			$21,068			$15,795
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

The following table presents the dollar amount of changes in interest income and interest expense for the components of interest-earning assets and interest-bearing liabilities. The table distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant). The rate/volume variances are allocated to rate. Rate and volume variances are calculated on each line separate as an indication of the magnitude. Line items may not aggregate to the totals due to mix changes.

	Three Months Ended March 31, 2021 versus December 31, 2020 Increase (Decrease) Due to:			Three Months Ended March 31, 2021 versus March 31, 2020 Increase (Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(2)	$13	$11	$(11)	$15	$4
Loans held-for-investment
Residential first mortgage	—	(2)	(2)	(2)	(8)	(10)
Home equity	—	(1)	(1)	(3)	(2)	(5)
Other	(2)	1	(1)	(3)	3	—
Total consumer loans	(2)	(2)	(4)	(6)	(9)	(15)
Commercial real estate	(1)	—	(1)	(9)	1	(8)
Commercial and industrial	—	—	—	(4)	(2)	(6)
Warehouse lending	(1)	(6)	(7)	(2)	41	39
Total commercial loans	(3)	(5)	(8)	(17)	42	25
Total loans held-for-investment	(5)	(7)	(12)	(21)	31	10
Loans with government guarantees	(1)	—	(1)	(1)	2	1
Investment securities	—	(2)	(2)	(2)	(5)	(7)
Interest-earning deposits and other	—	—	—	—	(1)	(1)
Total interest-earning assets	$(5)	$1	$(4)	$(37)	$44	$7
Interest-Bearing Liabilities
Interest-bearing deposits	$(2)	$—	$(2)	$(25)	$3	$(22)
Short-term FHLB advances and other borrowings	(1)	1	—	(8)	(3)	(11)
Long-term FHLB advances	—	—	—	(1)	1	—
Other long-term debt	—	(2)	(2)	—	(1)	(1)
Total interest-bearing liabilities	(6)	2	(4)	(36)	2	(34)
Change in net interest income	$1	$(1)	$—	$(1)	$42	$41

Comparison to Prior Quarter

    Net interest income in the first quarter 2021 was $189 million, flat to the fourth quarter 2020. Higher LHFS average balances were offset by lower balances in the warehouse and other HFI portfolios. Average earnings assets increased $78 million, reflecting increases of $1.0 billion in average total loans, partially offset by a $667 million decrease in interest-earning deposits deployed to fund these loans and a $283 million decrease in average investment securities due to runoff.

The net interest margin increased 4 basis points to 2.82 percent for the quarter ended March 31, 2021, as compared to 2.78 percent for the quarter ended December 31, 2020. Excluding the impact from LGG in forbearance that have not been repurchased and do not accrue interest, adjusted net interest margin expanded 4 basis points to 3.02 percent in the first quarter, compared to adjusted net interest margin of 2.98 percent in the prior quarter. The increase in the net interest margin was primarily driven by lower rates on deposits and the impact from the early redemption of the higher cost senior notes due July 15, 2021. Retail banking deposit rates decreased 5 basis points driven by the expiration of promotional rates on some of our savings deposits and the maturity of higher cost time deposits.

LHFI averaged $14.9 billion for the first quarter of 2021, decreasing $0.8 billion, or 5 percent, from the prior quarter. The decrease was primarily driven by $0.6 billion, or 8 percent, lower average warehouse loan balances consistent with the volume decrease in the overall mortgage market and $0.3 billion, or 6 percent, lower average consumer loans, primarily attributable to a decrease in our residential first mortgage portfolio as loans paid off.

Average total deposits were $20.0 billion in the first quarter 2021, decreasing $1.0 billion, or 5 percent, from the fourth quarter 2020. A $1.3 billion, or 16 percent, decline in average custodial deposits driven by a decrease in refinance activity more than offset a $0.3 billion increase in average retail banking and government deposits.

Comparison to Prior Year    Quarter

    Net interest income increased $41 million, for the quarter ended March 31, 2021, compared to the same period in 2020. The 28 percent increase was driven by growth in average interest-earning assets led by the warehouse and LHFS portfolios. In addition, net interest margin increased 1 basis point to 2.82 percent for the quarter ended March 31, 2021, as compared to 2.81 percent for the quarter ended March 31, 2020.
    Average interest-earnings assets increased $6.0 billion due primarily to growth in the warehouse and LHFS portfolios which both benefited from the favorable mortgage environment and improvements in market share. Average LGG increased $1.7 billion due to an increase in average GNMA loans in forbearance which are eligible for repurchase.

    Average interest-bearing liabilities increased $0.5 billion, driven by increases of $0.6 billion and $0.4 billion in government deposits and long-term FHLB borrowings partially offset by a decrease of $0.3 billion in short-term FHLB borrowings. The increase in average government deposits was driven by an increase in municipal deposits stemming from stimulus related to COVID-19 that allowed for the easing of municipality deposit limits causing average balances to remain higher. The increase in average long-term FHLB borrowings was used to fund asset growth while taking advantage of the lower interest rate environment. Average total deposits increased $4.2 billion driven by higher custodial deposits from growth in our subservicing portfolio and higher refinance activity. Additionally, retail deposits increased due to the growth in average customer balances which grew from the impact of COVID-19 on customer behavior and spending patterns.

Provision for Credit Losses

The benefit for credit losses was $28 million for the quarter ended March 31, 2021, as compared to a $2 million provision for credit losses for the quarter ended December 31, 2020, reflecting the impact from improved economic forecasts and $13 million of net recoveries during the quarter. The net recoveries for the quarter were driven by a $16 million recovery on a previously charged-off commercial loan. Excluding the $16 million recovery, the net charge-off ratio remained low for the quarter at only 8 basis points of LHFI. Although our economic forecasts are improved, we continue to believe that uncertainty persists regarding the economic recovery, especially as it affects consumer loan forbearance and the CRE sector.

The benefit for credit losses was $28 million for the quarter ended March 31, 2021, as compared to a provision for credit losses of $14 million for the quarter ended March 31, 2020. We adopted CECL on January 1, 2020, and the $14 million provision recorded in the first quarter of 2020 reflects changes in the economic forecast, including the onset of the COVID-19 pandemic, and judgment we applied related to those forecasts as a result of the ongoing COVID-19 pandemic.

For further information on the provision for credit losses see MD&A - Credit Quality.

Noninterest Income

    The following tables provide information on our noninterest income and other mortgage metrics:

	Three Months Ended,			1Q21 vs. 4Q20	1Q21 vs. 1Q20
	March 31, 2021	December 31, 2020	March 31, 2020	Change	Change
	(Dollars in millions)
Net gain on loan sales	$227	$232	$90	$(5)	$137
Loan fees and charges	42	48	23	(6)	19
Net return on mortgage servicing rights	—	—	6	—	(6)
Loan administration income	27	25	12	2	15
Deposit fees and charges	8	8	9	—	(1)
Other noninterest income	20	19	14	1	6
Total noninterest income	$324	$332	$154	$(8)	$170

	Three Months Ended,			1Q21 vs. 4Q20	1Q21 vs. 1Q20
	March 31, 2021	December 31, 2020	March 31, 2020	Change	Change
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)(3)	$12,300	$12,000	$11,200	$300	$1,100
Mortgage loans closed (3)	$13,800	$13,100	$8,600	$700	$5,200
Mortgage loans sold and securitized (3)	$13,700	$12,000	$7,500	$1,700	$6,200
Net margin on mortgage rate lock commitments (fallout-adjusted) (1)(2)	1.84%	1.93%	0.80%	(0.09)%	1.04%
Net margin on loans sold and securitized	1.65%	1.92%	1.19%	(0.27)%	0.46%
(1)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by estimates of the percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.
(2)Gain on sale margin is based on net gain on loan sales (excludes net gain on loan sales of $3 million from loans transferred from LHFI during the three months ended December 31, 2020. There was no net gain on loan sales from loans transferred from LHFI during the three months ended March 31, 2021 and March 31, 2020) to fallout-adjusted mortgage rate lock commitments.
(3)Rounded to nearest hundred million.

Comparison to Prior Quarter

    Noninterest income decreased $8 million for the quarter ended March 31, 2021, compared to the quarter ended December 31, 2020, primarily due to the following:

•Net gain on loan sales decreased $5 million to $227 million, as compared to $232 million in the fourth quarter 2020. FOALs increased $0.3 billion, or 3 percent, to $12.3 billion while gain on sale margins decreased 9 basis points, to 1.84 percent for the first quarter 2021, as compared to 1.93 percent for the fourth quarter 2020.

•Loan fees and charges decreased $6 million to $42 million for the first quarter of 2021, compared to $48 million for the fourth quarter 2020, primarily due to a decrease in the gross number of loans being boarded and deboarded onto our servicing platform this quarter and lower revenue associated with loans in forbearance.

•Net return on mortgage servicing rights was $0.4 million in the first quarter of 2021, consistent with the net return for the fourth quarter of 2020. Refinance activity remained elevated compared to historical norms as favorable mortgage rates persisted during the quarter impacting prepayment speeds and overall net return on mortgage servicing rights.

Comparison to Prior Year    Quarter

    Noninterest income increased $170 million for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020, primarily due to the following:

•Net gain on loan sales increased $137 million, primarily due to $1.1 billion higher FOALs and a 104 basis point improvement in our gain on sale margin. This was driven by favorable market conditions, which allowed us to grow our direct retail channel and optimize profitability.

•Loan fees and charges increased $19 million primarily driven by an increase in retail closings along with $2 million higher subservicing ancillary fees driven by fees related to forbearance programs.

•Loan administration income increased $15 million, driven primarily by a decline in LIBOR-based fees paid to sub-servicing customers on custodial deposits along with $2 million higher subservice fee income due to an increase in the average number of loans being subserviced and an increase in the number of loans past due as a result of forbearance which are charged a higher servicing rate.

•Other noninterest income increased $6 million primarily due to a $3 million increase in gains on other asset sales.

•Net return on mortgage servicing rights, including the impact of hedges, decreased $6 million largely attributable to higher prepayments, partially offset by higher servicing fees due to an increase in the average number of loans being serviced.

Noninterest Expense

    The following table sets forth the components of our noninterest expense:

	Three Months Ended,			1Q21 vs. 4Q20	1Q21 vs. 1Q20
	March 31, 2021	December 31, 2020	March 31, 2020	Change	Change
	(Dollars in millions)
Compensation and benefits	$144	$125	$102	$19	$42
Occupancy and equipment	46	44	41	2	5
Commissions	62	70	29	(8)	33
Loan processing expense	21	24	17	(3)	4
Legal and professional expense	8	11	6	(3)	2
Federal insurance premiums	6	5	6	1	—
Intangible asset amortization	3	3	3	—	—
Other noninterest expense	57	32	28	25	29
Total noninterest expense	$347	$314	$232	$33	$115
Efficiency ratio	67.7%	60.4%	76.9%	7.3%	(9.2)%
Number of FTE employees	5,418	5,214	4,415	204	1,003

Comparison to Prior Quarter

Noninterest expense increased $33 million for the quarter ended March 31, 2021, compared to the quarter ended December 31, 2020 primarily due to the following:

•Other noninterest expense increased $25 million from the prior quarter driven by a $35 million increase due to the final settlement expense for the DOJ Liability partially offset by a $7 million loss recognized on the early redemption of senior notes in the fourth quarter of 2020.

•Compensation and benefits expense increased $19 million from the prior quarter. This was primarily due to a 4 percent increase in FTE resulting from efforts to expand capacity in the mortgage and servicing businesses along with a seasonal increase in 401k contributions and payroll taxes due to the start of a new tax year.

•Commissions decreased $8 million, primarily in the TPO channel. The prior quarter included the impact of the higher annual payout factors which reset at the beginning of the new year and lower current quarter revenue in the TPO channel.

•Loan processing expense decreased $3 million primarily driven by a decrease in expenses related to deboarding loans from our servicing platform.

Comparison to Prior Year    Quarter

Noninterest expense increased $115 million for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020 primarily due to the following:

•Compensation and benefits increased $42 million, primarily due to a 23 percent increase in average FTE which was impacted by hiring in default servicing given a ramp up in loss mitigation efforts and adding variable mortgage closing capacity along with an increase in incentive compensation attributed to stronger financial results.

•Commissions and loan processing increased $33 million, respectively, primarily driven by $5.2 billion, or 61 percent, higher mortgage closings along with a shift in channel mix from TPO to retail which supports a higher gain on sale but also has higher commission rates and costs.

•Other noninterest expense increased $29 million primarily driven by a $35 million increase due to the final settlement expense for the DOJ Liability partially offset by certain performance-related earn out adjustments recorded in the first quarter of 2020 related to our Opes Advisors acquisition.

•Occupancy and equipment increased $5 million primarily related to costs associated with the increase in FTE.

•Loan processing expense increased $4 million primarily driven by a $5 billion, or 60 percent, increase in mortgage closings.

Provision for Income Taxes

    Our provision for income taxes for the quarter ended March 31, 2021, was $45 million and our effective tax rate was 23.0 percent, as compared to $51 million and an effective rate of 24.8 percent for the quarter ended December 31, 2020. Our effective tax rate decreased from the prior quarter primarily due to the $2 million impact resulting from the sale of stock in the fourth quarter of 2020 by a shareholder that formerly held more than 50 percent of our outstanding shares.

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

    We charge the lines of business for the net charge-offs that occur. In addition to this amount, we charge them for the change in loan balances during the period, applied at the budgeted credit loss factor. The difference between the consolidated provision (benefit) for credit losses and the sum of total net charge-offs and the change in loan balances is assigned to the “Other” segment, which includes the changes related to the economic forecasts, model changes, qualitative adjustments and credit downgrades. The amount assigned to “Other” is allocated back to the lines of business through other noninterest expense.

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

Our commercial customers operate in a diversified range of industries including financial, insurance, service, manufacturing, and distribution. We offer financial products to these customers for use in their normal business operations, as well as provide financing of working capital, capital investments, and equipment. Additionally, our CRE business supports income producing real estate and home builders. The Community Banking segment also offers warehouse lines of credit to non-bank mortgage lenders.

Our Community Banking segment has seen continued growth driven by our warehouse portfolio which has benefited from the robust mortgage market during 2020 and 2021. In addition, we continue to maintain our disciplined underwriting in this business. In the quarter ended March 31, 2021, our average commercial loan portfolio has decreased 5 percent to $10.9 billion and our average consumer loan portfolio has decreased 6 percent to $4.0 billion. Average deposits for the three months ended March 31, 2021 increased 13 percent to $11.8 billion, compared to $10.4 billion for the same period in 2020 driven primarily by higher customer balances.

	Three Months Ended,			1Q21 vs. 4Q20	1Q21 vs. 1Q20
Community Banking	March 31, 2021	December 31, 2020	March 31, 2020	Change	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$156	$175	$104	$(19)	$52
(Benefit) provision for credit losses	(14)	—	8	(14)	(22)
Net interest income after (benefit) provision for credit losses	170	175	96	(5)	74
Net loss on loan sales	—	(1)	—	1	—
Loan administration expense	—	—	(1)	—	1
Other noninterest income	18	18	16	—	2
Total noninterest income	18	17	15	1	3
Compensation and benefits	31	29	27	2	4
Commissions	1	1	1	—	—
Loan processing expense	1	1	2	—	(1)
Other noninterest expense	25	40	44	(15)	(19)
Total noninterest expense	58	71	74	(13)	(16)
Income before indirect overhead allocations and income taxes	130	121	37	9	93
Indirect overhead allocation	(10)	(9)	(9)	(1)	(1)
Provision for income taxes	25	24	6	1	19
Net income	$95	$88	$22	$7	$73

Key Metrics
Number of FTE employees	1,273	1,264	1,274	9	(1)
Number of bank branches	158	158	160	—	(2)

Comparison to Prior Quarter

    The Community Banking segment reported net income of $95 million for the quarter ended March 31, 2021, compared to net income of $88 million for the quarter ended December 31, 2020. The $7 million increase was driven by the following:

•Net interest income decreased $19 million primarily driven by a decrease in warehouse loan volume and lower yields on earning assets, partially offset by the impact of lower interest rates on borrowing costs, especially core deposits due to the expiration of promotional rates on some of our savings deposits and the maturity of higher cost time deposits.

•Other noninterest expense decreased $15 million primarily driven by lower intersegment expense allocations primarily related to the benefit from credit losses recorded due to improved economic forecasts.

•The benefit from credit losses was $14 million in the first quarter 2021, compared to no benefit in the prior quarter, primarily due to a $16 million recovery on a previously charged-off loan.

Comparison to Prior Year Quarter

    The Community Banking segment reported net income of $95 million for the quarter ended March 31, 2021, compared to $22 million for the quarter ended March 31, 2020. The increase was driven by the following:

•Net interest income increased $52 million driven by higher average loan and deposit balances, led by our warehouse business partially offset by lower margins due to interest rate cuts that have occurred over the past year.

•Compensation and benefits expense increased $4 million due to the impact of COVID-19 on the first quarter of 2020 compared to our strong performance in the first quarter of 2021, especially in our warehouse business.

•The benefit from credit losses was $14 million in the first quarter 2021 primarily due to a $16 million recovery on a previously charged-off loan. An $8 million provision on credit losses was recorded in the first quarter of 2020 primarily as a result of pre-pandemic loan growth.

•Other noninterest expense decreased $19 million primarily driven by lower intersegment expense allocations primarily related to the benefit from credit losses recorded due to the improved economic forecasts and a decrease in intersegment expense allocations related to growth in our loan portfolios.

Mortgage Originations

    We are a leading national originator of residential first mortgages. Our Mortgage Originations segment utilizes multiple distribution channels to originate or acquire one-to-four family residential mortgage loans on a national scale, primarily to sell. Subsequent to sale, we retain certain mortgage servicing rights which are reported at their fair value. The fair value includes service fee revenues, a cost to service which is an intercompany allocation paid to our servicing business, and other financial line impacts. We originate and retain certain mortgage loans in our LHFI portfolio which generate interest income in the Mortgage Originations segment.

	Three Months Ended,			1Q21 vs. 4Q20	1Q21 vs. 1Q20
Mortgage Originations	March 31, 2021	December 31, 2020	March 31, 2020	Change	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$56	$44	$42	$12	$14
Benefit for credit losses	(2)	(3)	(3)	1	1
Net interest income after benefit for credit losses	58	47	45	11	13
Net gain on loan sales	227	232	90	(5)	137
Loan fees and charges	24	24	14	—	10
Loan administration expense	(10)	(10)	(7)	—	(3)
Net return on mortgage servicing rights	—	—	6	—	(6)
Other noninterest income	3	3	1	—	2
Total noninterest income	244	249	104	(5)	140
Compensation and benefits	54	50	31	4	23
Commissions	61	70	28	(9)	33
Loan processing expense	11	10	7	1	4
Other noninterest expense	22	22	26	—	(4)
Total noninterest expense	148	152	92	(4)	56
Income before indirect overhead allocations and income taxes	154	144	57	10	97
Indirect overhead allocation	(19)	(15)	(12)	(4)	(7)
Provision for income taxes	28	27	9	1	19
Net income	$107	$102	$36	$5	$71

Key Metrics
Mortgage rate lock commitments (fallout-adjusted) (1)(2)	$12,300	$12,000	$11,200	$300	$1,100
Noninterest expense to closing volume	1.07%	1.16%	1.08%	—	—
Number of FTE employees	2,083	2,001	1,513	82	570
(1)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.
(2)Rounded to nearest hundred million.

Comparison to Prior Quarter

    The Mortgage Originations segment reported net income of $107 million for the quarter ended March 31, 2021 as compared to $102 million for the quarter ended December 31, 2020. The increase was driven by the following:

•Net interest income increased $12 million driven by higher average LHFS balances resulting from increased mortgage production.

•Compensation and benefit expense increased $4 million due to the increase in FTE.

•Commissions decreased $9 million, primarily in the TPO channel. The prior quarter included the impact of the higher annual payout factors which reset at the beginning of the new year and lower current quarter revenue in the TPO channel.

•Net gain on loan sales decreased $5 million to $227 million, as compared to $232 million in the fourth quarter 2020. FOAL increased $0.3 billion, or 3 percent, to $12.3 billion and gain on sale margins remained strong, decreasing by 9 basis points, to 1.84 percent for the first quarter 2021, as compared to 1.93 percent for the fourth quarter 2020.

Comparison to Prior Year Quarter

    The Mortgage Originations segment reported net income of $107 million for the quarter ended March 31, 2021 and $36 million for the quarter ended March 31, 2020. The increase was driven by the following:

•Net gain on loan sales increased $137 million, primarily due to $1.1 billion higher FOALs and a 104 basis point improvement in our gain on sale margin. This was driven by favorable market conditions, which allowed us to grow our direct retail channel and increase the mix of retail closings (34 percent during the first three months of 2021 compared to 23 percent for the first three months of 2020).

•Net interest income increased $14 million primarily due to $2.2 billion higher average LHFS balances resulting from increased mortgage production.

•Loan fees and charges, commissions and loan processing expense all increased due to $5.2 billion higher closings and increased retail mix.

•Net return on mortgage servicing rights, including the impact of hedges, decreased $6 million largely attributable to higher prepayments, partially offset by higher servicing fees due to growth in the average number of loans being serviced.
•Other noninterest expense decreased $4 million primarily driven by lower intersegment expense allocations primarily related to the benefit from credit losses recorded due to the improved economic forecasts.

•Loan administration expense decreased $3 million due to an increase in subservicing fee allocations.

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

	Three Months Ended,			1Q21 vs. 4Q20	1Q21 vs. 1Q20
Mortgage Servicing	March 31, 2021	December 31, 2020	March 31, 2020	Change	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$4	$5	$4	$(1)	$—

Loan fees and charges	18	23	9	(5)	9
Loan administration income	40	39	36	1	4
Total noninterest income	58	62	45	(4)	13
Compensation and benefits	16	13	10	3	6
Loan processing expense	8	12	7	(4)	1
Other noninterest expense	22	22	19	—	3
Total noninterest expense	46	47	36	(1)	10
Income before indirect overhead allocations and income taxes	16	20	13	(4)	3
Indirect overhead allocation	(6)	(4)	(5)	(2)	(1)
Provision for income taxes	2	3	2	(1)	—
Net income	$8	$13	$6	$(5)	$2

Key Metrics
Average number of residential loans serviced (1)	1,117,000	1,095,000	1,087,000	22,000	30,000
Number of FTE employees	721	630	478	91	243
(1)Rounded to nearest thousand.

    The following table presents loans serviced and the number of accounts associated with those loans:

	March 31, 2021		December 31, 2020		March 31, 2020
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Loan Servicing
Subserviced for others (2)	$197,053	921,126	$178,606	867,799	$193,037	916,989
Serviced for others (3)	40,402	160,511	38,026	151,081	23,439	102,338
Serviced for own loan portfolio (4)	9,965	66,363	10,079	66,519	8,539	63,085
Total loans serviced	$247,420	1,148,000	$226,711	1,085,399	$225,015	1,082,412
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

Comparison to Prior Quarter

The Mortgage Servicing segment reported net income of $8 million for the quarter ended March 31, 2021, compared to net income of $13 million for the quarter ended December 31, 2020. Loan fees and charges decreased $5 million driven by lower ancillary fees and loan processing expense decreased $4 million primarily driven by a decrease in expenses related to deboarding loans from our servicing platform. These decreases were partially offset by a $3 million increase in compensation and benefits expense driven primarily by higher FTE including hiring in default servicing to service the population of loans in forbearance.

Comparison to Prior Year Quarter

The Mortgage Servicing segment reported net income of $8 million for the quarter ended March 31, 2021, compared to net income of $6 million for the quarter ended March 31, 2020. The $2 million increase in net income was driven by a $13 million increase in noninterest income, a result of a decline in LIBOR-based fees paid to sub-servicing customers on custodial deposits, higher ancillary income driven by increases in forbearance and loss mitigation activities, and higher subservice fee income due to an increase in the average number of subserviced loans as well as an increase in the number of delinquent loans serviced which carry a higher servicing fee. This was partially offset by a $6 million increase in compensation and benefits expense primarily due to business growth, including bringing default servicing in-house in late 2020. In addition, other noninterest expense increased $3 million driven by an increase in loans serviced and other expenses, including software costs and corporate allocations.

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

	Three Months Ended,			1Q21 vs. 4Q20	1Q21 vs. 1Q20
Other	March 31, 2021	December 31, 2020	March 31, 2020	Change	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$(27)	$(35)	$(2)	$8	$(25)
(Benefit) provision for credit losses	(12)	5	9	(17)	(21)
Net interest income after (benefit) provision for credit losses	(15)	(40)	(11)	25	(4)
Net gain on loan sales	—	1	—	(1)	—
Loan fees and charges	—	1	—	(1)	—
Loan administration expense	(3)	(4)	(16)	1	13
Other noninterest income	7	6	6	1	1
Total noninterest income	4	4	(10)	—	14
Compensation and benefits	43	33	34	10	9
Commissions	—	(1)	—	1	—
Loan processing expense	1	—	1	1	—
Other noninterest expense	51	11	(5)	40	56
Total noninterest expense	95	43	30	52	65
Income before indirect overhead allocations and income taxes	(106)	(79)	(51)	(27)	(55)
Indirect overhead allocation	35	28	26	7	9
Provision for income taxes	(10)	(3)	(7)	(7)	(3)
Net loss	$(61)	$(48)	$(18)	$(13)	$(43)

Key Metrics
Number of FTE employees	1,340	1,319	1,149	21	191

Comparison to Prior Quarter

    The Other segment reported a net loss of $61 million, for the quarter ended March 31, 2021, compared to a net loss of $48 million for the quarter ended December 31, 2020. The $13 million higher loss was primarily driven by a $35 million final settlement expense for the DOJ Liability, partially offset by an $8 million increase in net interest income as a result of the Bank’s overall asset sensitive position and the lower average rates throughout the first quarter. A benefit for credit losses of $12 million was recorded in the first quarter of 2021 due primarily to improved economic forecasts. The (benefit) provision for credit losses is directly allocated to the other applicable segments through other noninterest expense. The majority of all other activity within the Other segment largely offsets and is allocated back to the operating segments, recorded as a contra other noninterest expense.

Comparison to Prior Year Quarter

    The Other segment reported a net loss of $61 million, for the quarter ended March 31, 2021, compared to a net loss of $18 million for the quarter ended March 31, 2020. The $43 million decrease was primarily due to a $25 million decrease in net interest income as a result of the Bank’s overall asset sensitive position and the lower average rates during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The benefit for credit losses was $12 million in the first quarter 2021 compared to a provision of $5 million in the first quarter 2020. The variance is the result of improving economic forecasts as compared to forecasts at the initial onset of the pandemic. The difference between the consolidated provision for credit losses and the sum of total net charge-offs and the change in loan balances is still assigned to the Other segment. This amount includes changes related to the economic forecasts, model changes, qualitative adjustments and credit downgrades. The provision for credit losses is then directly allocated to the other applicable segments through other noninterest expense. In addition, other noninterest expense includes a $35 million final settlement expense for the DOJ Liability. The majority of all other activity within the Other segment largely offsets and is allocated back to the operating segments, recorded as contra other noninterest expense.

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

    A comprehensive discussion of risks affecting us can be found in the Risk Factors section included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Some of the more significant processes used to manage and control credit, market, liquidity and operational risks are described in the following paragraphs.

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

    We maintain credit limits in compliance with regulatory requirements. Under HOLA, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 plus Tier 2 capital and any portion of the ACL not included in the Tier 2 capital. This limit was $419 million as of March 31, 2021. We maintain a more conservative maximum internal Bank credit limit than required by HOLA, of $100 million to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships which have a higher internal Bank limit of $150 million. During 2020, the Board approved the extension of short-term “overlines” to certain warehouse borrowers as all advances are fully collateralized by residential mortgage loans and this asset class has had very low levels of historical loss, resulting in a temporary increase of the warehouse borrower limit to $200 million. We have a tracking and reporting process to monitor lending concentration levels, and all new commercial credit exposures to a single or related borrower that exceed $50 million and all new warehouse credit exposures to a single or related borrower that exceed $75 million must be approved by the Board of Directors.

    Our commercial loan portfolio has been built on our relationship-based lending strategy. We provide financing and banking products to our commercial customers in our core banking footprint and will follow those established customer relationships to meet their financing needs in areas outside of our footprint. We have also formed relationship lending on a national scale through our home builder finance and warehouse lending businesses. At March 31, 2021, we had $11.1 billion in our commercial loan portfolio with our warehouse lending and home builder finance businesses accounting for 66 percent of the total. Of the remaining commercial loans in our portfolio, the majority of CRE and C&I loans were with customers who have established relationships within our core banking footprint.

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

    For our CRE portfolio, including owner and nonowner-occupied properties and home builder finance lending, we obtain independent appraisals as part of our underwriting and monitoring process. These appraisals are reviewed by an internal appraisal group that is independent from our sales and credit teams.

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

    The consumer loan portfolio has been built on strong underwriting criteria and within concentration limits intended to diversify our risk profile. We have built our consumer loan portfolio by adding high quality first mortgage loans to our balance sheet making up 52 percent of our total consumer loan portfolio at March 31, 2021.

Loans Held-for-Investment

    The following table summarizes the amortized cost of our LHFI by category:

	March 31, 2021	% of Total	December 31, 2020	% of Total	Change
	(Dollars in millions)
Consumer loans
Residential first mortgage	$1,998	13.5%	$2,266	14.0%	$(268)
Home equity (1)	781	5.2%	856	5.2%	(75)
Other	1,049	7.0%	1,004	6.2%	45
Total consumer loans	3,828	25.7%	4,126	25.4%	(298)
Commercial loans
Commercial real estate	3,084	20.7%	3,061	18.9%	23
Commercial and industrial	1,424	9.6%	1,382	8.5%	42
Warehouse lending	6,551	44.0%	7,658	47.2%	(1,107)
Total commercial loans	11,059	74.3%	12,101	74.6%	(1,042)
Total loans held-for-investment	$14,887	100.0%	$16,227	100.0%	$(1,340)
(1)Includes second mortgages, HELOCs and HELOANs.

    Prior to March 2020 we had continued to strengthen our Community Banking segment by growing our consumer and CRE LHFI. Due to the COVID-19 pandemic, subsequent to March 2020 we have focused on managing credit in our CRE and C&I portfolios. The decrease in our commercial loan portfolio of $1.0 billion, or 9 percent, is mainly due to warehouse repayments outpacing advances from December 31, 2020 to March 31, 2021. Our consumer loan portfolio decreased $298 million, or 7 percent, from December 31, 2020 to March 31, 2021 as a $45 million increase in other consumer loans was more than offset by a $268 million decrease in residential first mortgage loans due to higher refinance activity and lower new closings to the HFI portfolio.

    Residential first mortgage loans. We originate or purchase various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of March 31, 2021, loans in this portfolio had an average current FICO score of 736 and an average current LTV of 55 percent.

    The following table presents amortized cost of our total residential first mortgage LHFI by major category:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and current FICO scores (2):
Equal to or greater than 660	$1,230	$1,408
Less than 660	60	65
80% and greater and current FICO scores (2):
Equal to or greater than 660	592	685
Less than 660	116	108
Total	$1,998	$2,266
Geographic region
California	$685	$806
Michigan	440	435
Texas	122	150
Florida	97	108
Washington	91	126
New York	53	55
Colorado	46	57
Illinois	42	51
Arizona	39	50
New Jersey	31	34
Other	352	394
Total	$1,998	$2,266
(1)LTVs reflect loan balance at the date reported, as a percentage of property values as appraised at loan closing.
(2)FICO scores are updated at least on a quarterly basis or more frequently, if available.

    The following table presents amortized cost of our total residential first mortgage LHFI as of March 31, 2021, by year of closing:

	2021	2020	2019	2018	2017 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans	$109	$325	$481	$217	$866	$1,998
Percent of total	5.5%	16.2%	24.1%	10.9%	43.3%	100.0%

    Home equity. Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans require full documentation and are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 700. Second mortgage loans and HELOANs are fixed rate loans and are available with terms up to 20 years. HELOC loans are variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. As of March 31, 2021, loans in this portfolio had an average current FICO score of 747 and an average CLTV of 50 percent. The decrease in CLTV from the previous quarter is primarily due to a reduction in average outstanding customer balances. At March 31, 2021, HELOCs and HELOANs in a first lien position totaled $196 million.

    Other consumer loans. Our other consumer loan portfolio consists of secured and unsecured loans originated through our indirect lending business, third party closings and our Community Banking segment.

The following table presents amortized cost of our other consumer loan portfolio by purchase type:

	March 31, 2021		December 31, 2020
	Balance	% of Portfolio	Balance	% of Portfolio
	(Dollars in millions)
Indirect lending	$791	76%	$744	74%
Point of sale	214	20%	211	21%
Other	44	4%	49	5%
Total other consumer loans	$1,049	100%	$1,004	100%

    Other consumer loans were $1.0 billion at March 31, 2021 and December 31, 2020, respectively. Our non-auto, boat and recreational vehicle indirect lending businesses were consistent with prior quarter, and as of March 31, 2021, 67 percent is secured by boats and 33 percent are secured by recreational vehicles and our point of sale portfolio. As of March 31, 2021, loans in our indirect portfolio had an average current FICO score of 747. Point of sale loans consist of unsecured consumer installment loans through a third-party financial technology company who also provides us a level of credit loss protection.

    Commercial real estate loans. The CRE portfolio contains loans collateralized by diversified property types which are primarily income producing in the normal course of business. The majority of our retail exposure is to neighborhood centers and single tenant locations, which include pharmacies and hardware stores. Generally, the maximum LTV is 80 percent, or 90 percent for owner-occupied real estate, and the minimum debt service coverage is 1.20. Our CRE loans primarily earn interest at a variable rate.

    Our national home builder finance program within our commercial portfolio contained $2.0 billion in commitments with $768 million in outstanding loans as of March 31, 2021. Certain of these loans are collateralized and included in our CRE portfolio while the remaining loans are unsecured and included in our C&I portfolio.

    As of March 31, 2021, our CRE portfolio included $198 million of SNCs and one leveraged lending loan of $4 million. The SNC portfolio had sixteen borrowers with an average amortized cost of $12 million and an average commitment of $17 million. There were no nonperforming SNC or leveraged loans as of March 31, 2021, and no SNC or leveraged loans outstanding were rated as special mention or substandard.

    The following table presents amortized cost of our total CRE LHFI by collateral location and collateral type:

	MI	TX	CA	CO	OH	Other	Total	% by collateral type
	(Dollars in millions)
March 31, 2021
Home builder	$28	$183	$141	$124	$—	$208	$684	22.2%
Owner occupied	287	3	26	—	6	54	376	12.2%
Multi family	215	100	57	—	55	119	546	17.7%
Retail (1)	156	—	6	4	55	64	285	9.2%
Office	189	19	—	—	4	72	284	9.2%
Hotel	152	—	25	—	25	95	297	9.6%
Senior living facility	89	25	—	—	45	48	207	6.8%
Industrial	66	—	28	—	—	38	132	4.3%
Parking garage/lot	48	9	1	—	—	36	94	3.1%
Land-residential (2)	6	—	7	—	—	13	26	0.8%
Shopping Mall	—	—	16	—	—	—	16	0.5%
Single family residence (3)	2	—	—	—	—	2	4	0.1%
All other (4)	7	47	24	—	—	55	133	4.3%
Total	$1,245	$386	$331	$128	$190	$804	$3,084	100.0%
Percent by state	40.3%	12.5%	10.7%	4.2%	6.2%	26.1%	100.0%
(1)Includes multipurpose retail space, neighborhood centers, shopping centers and single-use retail space.
(2)Loans secured by land. Land residential includes development and unimproved vacant land.
(3)Loans secured by 1-4 single family residence properties.
(4)All other primarily includes: mini-storage facilities, data centers, movie theaters, etc.

    Commercial and industrial loans. C&I LHFI facilities typically include lines of credit and term loans and leases to businesses for use in normal business operations to finance working capital, equipment and capital purchases, acquisitions and expansion projects. We lend to customers with a history of profitability and a long-term business model. Generally, leverage conforms to industry standards and the minimum debt service coverage is 1.20 times. The majority of our C&I loans earn interest at a variable rate.

    As of March 31, 2021, our C&I portfolio included $629 million of SNCs. We are the lead bank on 15 percent of the SNCs. The finance and insurance sector and the services sector comprised the majority of the portfolio's NBV with 39 and 26 percent of the balance, respectively. The SNC portfolio had forty-six borrowers with an average amortized cost of $14 million and an average commitment of $27 million. There were no NPLs, $1 million of loans were rated as special mention, and loans totaling $21 million of amortized cost were rated as substandard as of March 31, 2021.

    As of March 31, 2021, our C&I portfolio included $309 million of leveraged lending, of which $155 million were SNCs. The manufacturing sector comprised 48 percent of the leveraged lending portfolio, and the financial and insurance sector comprised 19 percent. There were $15 million in NPLs as of March 31, 2021, and loans totaling $45 million and $27 million were rated as special mention and substandard, respectively. Included in the financial and insurance sector within our C&I portfolio are $162 million in loans outstanding to 4 borrowers that are collateralized by MSR assets. Our amounts outstanding to those borrowers range from $10 million to $85 million and the ratio of the loan outstanding to the fair market value of the collateral ranges from 18 percent to 44 percent.

    The following table presents amortized cost of our total C&I LHFI by borrower's geographic location and industry type as defined by North American Industry Classification System:

	MI	CA	OH	IN	WI	TX	MN	NY	FL	SC	Other	Total	% by industry
	(Dollars in millions)
March 31, 2021
Financial & Insurance	$38	$24	$18	$15	$10	$30	$85	$82	$48	$59	$68	$477	33.6%
Services	119	11	2	4	—	18	21	—	—	—	133	308	21.6%
Manufacturing	159	6	30	1	8	13	—	—	—	—	45	262	18.2%
Home Builder Finance	—	12	—	—	—	10	—	—	60	—	2	84	5.9%
Rental & Leasing	96	—	—	—	—	—	—	—	—	—	38	134	9.4%
Distribution	74	15	1	1	—	—	—	—	—	—	15	106	7.4%
Healthcare	2	15	1	—	—	—	—	—	—	—	2	20	1.4%
Government & Education	2	2	—	—	—	—	—	—	—	—	12	16	1.3%
Servicing Advances	—	—	—	—	—	—	—	—	—	—	13	13	0.9%
Commodities	1	—	—	1	—	—	—	—	—	—	2	4	0.3%
Total	$491	$85	$52	$22	$18	$71	$106	$82	$108	$59	$330	$1,424	100.0%
Percent by state	34.5%	6.0%	3.6%	1.5%	1.3%	5.0%	7.4%	5.8%	7.6%	4.1%	23.2%	100.0%
    Warehouse lending. We have a national platform with relationship managers across the country. We offer warehouse lines of credit to other mortgage lenders which allow the lender to fund the closing of residential mortgage loans. Each extension, advance, or draw-down on the line is fully collateralized by residential mortgage loans and is paid off when the lender sells the loan to an outside investor or, in some instances, to the Bank. In response to COVID-19, we have increased credit requirements for government loans and lowered the advance rate for loans that we believe have higher risk.

    Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at March 31, 2021 was $11.0 billion, of which $6.6 billion was outstanding, compared to $10.5 billion at December 31, 2020, of which $7.7 billion was outstanding.

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
Nonperforming assets

    The following table sets forth our nonperforming assets:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
LHFI
Residential first mortgage	$24	$23
Home equity	5	3
Other consumer	2	2
Commercial real estate	3	3
Commercial and industrial	15	15
Total nonperforming LHFI	49	46
TDRs
Residential first mortgage	8	8
Home equity	3	2
Total nonperforming TDRs	11	10
Total nonperforming LHFI and TDRs (1)	60	56
Real estate and other nonperforming assets, net	7	8
LHFS	9	9
Total nonperforming assets	$76	$73
Nonperforming assets to total assets (2)	0.23%	0.21%
Nonperforming LHFI and TDRs to LHFI	0.40%	0.34%
Nonperforming assets to LHFI and repossessed assets (2)	0.45%	0.40%
(1)Includes less than 90 day past due performing loans placed on nonaccrual. Interest is not being accrued on these loans.
(2)Ratio excludes LHFS, which are recorded at fair value.

    The following table sets forth activity related to our total nonperforming LHFI and TDRs:

	Three Months Ended,
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Beginning balance	$56	$45
Additions	10	15
Reductions	—	—
Principal payments	(3)	(3)
Charge-offs	(1)	(1)
Return to performing status	(2)	—
Transfers to REO	—	—
Total nonperforming LHFI and TDRs (1)	$60	$56
(1)Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

Delinquencies

    The following table sets forth loans 30-89 days past due in our LHFI portfolio:

	March 31, 2021		December 31, 2020
	Amount	% of LHFI	Amount	% of LHFI
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$9	0.06%	$8	0.05%
Home equity	1	0.01%	2	0.01%
Other consumer	5	0.03%	5	0.03%
Total consumer loans	15	0.10%	15	0.09%
CRE	—	N/M	20	0.12%
C&I	—	N/M	2	0.01%
Total commercial loans	—	N/M	22	0.13%
Total performing loans past due 30-89 days	$15	0.10%	$37	0.22%

    For further information, see Note 4 - Loans Held-for-Investment.

Payment Deferrals

Beginning in March 2020, as a response to COVID-19, we offered our consumer borrowers principal and interest payment deferrals, forbearance and/or extensions. Consumer borrowers were not required to provide proof of hardship to be granted forbearance or payment deferral. Typically, payment history is the primary tool used to identify consumer borrowers who are experiencing financial difficulty. Forbearance or payment deferrals make this determination more challenging. In addition, consumer borrowers who have requested forbearance or payment deferrals are not being aged and remain in the aging category they were in prior to forbearance or payment deferral while they remain in a forbearance or payment deferral status.

    The table below summarizes borrowers in our consumer loan portfolios that are in forbearance or were granted a payment deferral:

	As of March 31, 2021			As of December 31, 2020
	Number of Borrowers	UPB	Percent of Portfolio	Number of Borrowers	UPB	Percent of Portfolio
	(Dollars in millions)
Loans Held-For-Investment
Consumer loans
Residential first mortgage	660	$189	10.6%	697	$209	9.3%
Home equity	168	15	3.7%	315	28	3.4%
Other consumer	120	4	1.3%	418	14	1.4%
Total consumer loan deferrals/forbearance	948	$208	6.7%	1,430	$251	6.2%

Loans Held-For-Sale
Residential first mortgage	84	$39	0.6%	80	$39	6.8%

Commercial borrowers who requested and were in payment deferral as of March 31, 2021, totaled $13 million, all of which were deferrals of both principal and interest payments. Commercial borrowers who have requested payment deferrals are not being aged and remain in the aging category they were in prior to payment deferral.

The table below summarizes borrowers in our commercial loan portfolios that have requested and received payment deferral:

	As of March 31, 2021			As of December 31, 2020
	Number of Borrowers	UPB	Percent of Portfolio	Number of Borrowers	UPB	Percent of Portfolio
	(Dollars in millions)
Loans Held-For-Investment
Other	1	$—	—%	1	$—	—%
Total C&I deferrals	1	—	—%	1	—	—%
Hotel	1	5	1.5%	1	14	5.0%
Land	—	—	—%	1	5	21.2%
Other	2	8	6.1%	2	3	2.2%
Total CRE deferrals	3	13	0.4%	4	22	—%
Warehouse deferrals	—	—	—%	—	—	—%
Total commercial loan deferrals (1)	4	$13	0.2%	5	$22	—%
(1)Percent shown excludes warehouse loans.

The table below summarizes the percent of our residential loan servicing portfolio in forbearance as of March 31, 2021:

			Loans in Forbearance
			Borrowers making January, February and March Payments		Remaining Borrowers		Total Loans in Forbearance
	Total Population
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Percent of UPB	Percent of Accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$197,053	921,126	$1,867	9,848	$12,445	56,817	7.3%	7.2%
Serviced for others (3) (4)	40,402	160,510	396	1,862	2,796	11,387	7.9%	8.3%
Serviced for own loan portfolio (5)	9,965	66,364	48	357	526	2,126	5.8%	3.7%
Total loans serviced	$247,420	1,148,000	$2,311	12,067	$15,767	70,330	7.3%	7.2%
(1)UPB, net of write downs, does not include premiums or discounts.
(2)Loans subserviced for a fee for non-Flagstar owned loans or MSRs. Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs.
(3)Loans for which Flagstar owns the MSR.
(4)Of the $1.8 billion of GNMA repurchase options on the balance sheet as of March 31, 2021, $1.8 billion relates to loans in forbearance and are included in remaining borrowers.
(5)Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage), and LGG (residential first mortgage).

The table below summarizes the percent of our residential loan servicing portfolio in forbearance as of December 31, 2020:

			Loans in Forbearance
			Borrowers making October, November and December Payments		Remaining Borrowers		Total Loans in Forbearance
	Total Population
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Percent of UPB	Percent of Accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$178,614	867,825	$1,785	8,851	$13,036	59,704	8.3%	7.9%
Serviced for others (3)	38,014	151,038	402	1,773	3,023	12,343	9.0%	9.3%
Serviced for own loan portfolio (4)	10,083	66,536	69	574	487	2,064	5.5%	4.0%
Total loans serviced	$226,711	1,085,399	$2,256	11,198	$16,546	74,111	8.3%	7.9%
(1) UPB, net of write downs, does not include premiums or discounts.
(2) Loans subserviced for a fee for non-Flagstar owned loans or MSRs. Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs.
(3) Loans for which Flagstar owns the MSR.
(4) Of the $1.9 billion of GNMA repurchase options on the balance sheet as of December 31, 2020, $1.8 billion relates to loans in forbearance and are included in remaining borrowers.
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

    Since March 2020, as a response to COVID-19, we have offered our consumer and commercial customers principal and interest payment deferrals and extensions. We considered these programs in the context of whether or not the short-term modifications of these loans would constitute a TDR. We considered the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), interagency guidance and related guidance from the FASB, which provided that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not required to be accounted for as TDRs. As a result, we have determined that these loans are not TDRs. We believe our application of the referenced guidance and accounting for these programs is appropriate.

    The following table sets forth a summary of TDRs by performing status:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Performing TDRs
Consumer Loans
Residential first mortgage	$20	$19
Home equity	11	12
Total consumer loans	31	31
Commercial Loans
Commercial real estate	5	5
Total commercial loans	5	5
Total performing TDRs	36	36
Nonperforming TDRs
Nonperforming TDRs	5	4
Nonperforming TDRs, performing for less than six months	6	6
Total nonperforming TDRs	11	10
Total TDRs	$47	$46

At March 31, 2021 our total TDR loans were consistent with December 31, 2020, primarily due to principal payments and payoffs out pacing new additions. Of our total TDR loans, 76 percent and 77 percent were in performing status at March 31, 2021 and December 31, 2020, respectively. For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Credit Losses

The ACL represents Management's estimate of lifetime losses in our LHFI portfolio which have not yet been realized. For further information see Note 1 - Basis of Presentation and Note 4 - Loans Held-for-Investment.

The following tables present the changes in the ACL balance for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Residential First Mortgage	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (1)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Beginning allowance balance	$49	$25	$39	$84	$51	$4	$252	$28	$280
Provision (benefit) for credit losses:
Loan volume	(3)	(1)	1	1	1	—	(1)	(4)	(5)
Economic forecast (2)	(3)	(2)	(3)	11	(5)	—	(2)	—	(2)
Credit (3)	3	1	—	(8)	(1)	—	(5)	—	(5)
Qualitative factor adjustments (4)	(1)	(3)	(4)	(4)	9	—	(3)	—	(3)
Charge-offs	(2)	—	(1)	—	(1)	—	(4)	—	(4)
Recoveries	—	—	1	—	16	—	17	—	17
Provision for net charge-offs	$2	$—	$—	$—	$(15)	$—	(13)	$—	(13)
Ending allowance balance	$45	$20	$33	$84	$55	$4	$241	$24	$265
          (1) Excludes loans carried under the fair value option.
(2) Includes changes in the lifetime loss rate based on current economic forecasts as compared to forecasts used in the prior quarter.
(3) Includes changes in the probability of default and severity of default based on current borrower and guarantor characteristics, as well as individually evaluated reserves.
(4) Includes $4 million of unallocated reserve attributed to various portfolios for presentation purposes.

The ACL was $265 million at March 31, 2021, compared to $280 million at December 31, 2020. The decrease in the allowance is primarily reflective of changes in our economic forecast. We continued to apply judgment related to those forecasts and underlying borrower credit as a result of the ongoing COVID-19 pandemic. We utilized the Moody’s March scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. The resulting composite forecast for the first quarter of 2021 was slightly better than the scenario used in the fourth quarter 2020. Unemployment ends 2021 at 6 percent and will continue to recover in 2022. GDP recovers throughout 2021 from current levels and does not return to pre-COVID level until 2025. HPI stays flat throughout 2021. We judgmentally decreased the qualitative reserves by $3 million, driven by a decrease in the model output from Moody's adverse scenario, partially offset by our judgment relating to industries and borrowers we believe could be more exposed to the stressful conditions in our forecast, uncertainty related to loans in forbearance and our judgment regarding economic uncertainty including the impact from additional government stimulus.

    The ACL as a percentage of LHFI was 1.8 percent as of March 31, 2021 compared to 1.7 percent as of December 31, 2020. Excluding warehouse, the allowance as a percentage of LHFI was 3.1 percent at March 31, 2021 compared to 3.2 percent at December 31, 2020. At March 31, 2021, we had a 2.6 percent and 1.5 percent allowance coverage on our consumer loan portfolio and our commercial loan portfolio, respectively.

The following tables set forth certain information regarding the allocation of our allowance to each loan category, including the allowance amount as a percentage of amortized cost and average loan life:

	March 31, 2021
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of Loan Portfolio	Weighted Average Loan Life
Consumer loans
Residential first mortgage	$1,982	13.3%	$45	2.3%	5
Home equity	780	5.2%	20	2.6%	3
Other consumer	1,049	7.1%	34	3.2%	3
Total consumer loans	3,811	25.6%	99	2.6%
Commercial loans
Commercial real estate	$3,084	20.7%	$100	3.2%	2
Commercial and industrial	1,424	9.6%	60	4.2%	2
Warehouse lending	6,551	44.1%	6	0.1%	—
Total commercial loans	11,059	74.4%	166	1.5%
Total consumer and commercial loans	$14,870	100.0%	$265	1.8%
Total consumer and commercial loans excluding warehouse	$8,319	55.9%	$259	3.1%
(1) Excludes loans carried under the fair value option.
(2) Includes ALLL and reserve for unfunded commitments.

	December 31, 2020
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of Loan Portfolio	Weighted Average Loan Life
Consumer loans
Residential first mortgage	$2,251	13.9%	$49	2.2%	4
Home equity	854	5.3%	25	2.9%	3
Other consumer	1,004	6.2%	40	4.0%	3
Total consumer loans	4,109	25.4%	114	2.8%
Commercial loans
Commercial real estate	$3,060	18.9%	$103	3.4%	2
Commercial and industrial	1,382	8.5%	57	4.1%	2
Warehouse lending	7,658	47.2%	6	0.1%	—
Total commercial loans	12,100	74.6%	166	1.4%
Total consumer and commercial loans	$16,209	100.0%	$280	1.7%
Total consumer and commercial loans excluding warehouse	$8,551	52.8%	$274	3.2%
(1) Excludes loans carried under the fair value option.
(2) Includes ALLL and reserve for unfunded commitments.

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

Net interest income sensitivity

    Management uses a simulation model to analyze the sensitivity of net interest income to changes in interest rates across various interest rate scenarios which demonstrates the level of interest rate risk inherent in the existing balance sheet. The analysis holds the current balance sheet values constant and does not take into account management intervention. In addition, we assume certain correlation rates, often referred to as a “deposit beta”, for interest-bearing deposits, wherein the rates paid to customers change relative to changes in benchmark interest rates. The effect on net interest income over a 12-month time horizon due to hypothetical changes in market interest rates is presented in the table below. In this interest rate shock simulation, as of the periods presented, interest rates have been adjusted by instantaneous parallel changes rather than in a ramp simulation which applies interest rate changes over time. All rates, short-term and long-term, are changed by the same amount (e.g. plus 100 basis points) resulting in the shape of the yield curve remaining unchanged.

March 31, 2021
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$802	$93	13.1%
Constant	709	—	—%
December 31, 2020
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$791	$94	13.5%
Constant	697	—	—%

    In the net interest income simulations, our balance sheet exhibits asset sensitivity. When interest rates rise our net interest income increases. Conversely, when interest rates fall our net interest income decreases. At March 31, 2021, the $12 million increase in net interest income in the constant scenario as compared to that at December 31, 2020 was primarily driven by the growth in our interest earning assets partially offset by lower short-term market rates.

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

March 31, 2021					December 31, 2020
Scenario	EVE	EVE %	$ Change	% Change	Scenario	EVE	EVE %	$ Change	% Change	Policy Limits for % Change
(Dollars in millions)
300	$4,599	14.9%	$807	21.3%	300	$3,948	12.7%	$890	29.1%	(22.5)%
200	$4,406	14.2%	$614	16.2%	200	$3,755	12.1%	$697	22.8%	(15.0)%
100	$4,146	13.4%	$354	9.3%	100	$3,474	11.2%	$416	13.6%	(7.5)%
Current	$3,792	12.2%	$—	—%	Current	$3,058	9.9%	$—	—%	—%

    Our balance sheet exhibits asset sensitivity in various interest rate scenarios. The increase in EVE as rates rise is the result of the amount of assets that would be expected to reprice exceeding the amount of liabilities expected to reprice. At March 31, 2021 and December 31, 2020, for each scenario shown, the percentage change in our EVE is within our Board policy limits.

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

Parent Company Liquidity

    The Company currently obtains its liquidity primarily from dividends from the Bank. The primary uses of the Company's liquidity are debt service, operating expenses and the payment of cash dividends to shareholders, which were increased to $0.06 per share in the first quarter 2021. The Company holds $150 million of subordinated debt which is scheduled to mature on November 1, 2030. At March 31, 2021, the Company held $22 million of cash on deposit at the Bank, for approximately 0.7 years of future cash outflows for an amount sufficient to service the subordinated debt, pay dividends and cover the operating expenses of the Company. In April 2021, the Bank remitted a $51 million payment to the Company and at April 30, 2021 the Company held $71 million of cash on deposit at the Bank, for approximately 2.2 years of future cash outflows for an amount sufficient to service the subordinated debt, pay dividends and cover the operating expense of the Company.

    The OCC and the FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. Whether an application or notice is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the dividend. Additional restrictions on dividends apply if the Bank fails the QTL test. As of March 31, 2021, the Bank is in compliance with the QTL test. At March 31, 2021, the Bank is able to pay dividends to the holding company of approximately $626 million without submitting an application to the OCC and remain well capitalized.

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

    Further, other sources of liquidity include our LHFS portfolio and unencumbered investment securities. We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan closings are readily convertible to cash, either by selling them as part of our monthly agency sales, RMBS, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. In addition, we have the ability to sell unencumbered investment securities or use them as collateral. At March 31, 2021, we had $1.9 billion available in unencumbered investment securities.

    Our primary measure of liquidity is a ratio of ready liquidity to volatile funding, the volatile funds coverage ratio (“VFCR”). The VFCR is a liquidity coverage ratio that is customized to our business and ensures we have adequate coverage to meet our liquidity needs during times of liquidity stress. Volatile funds are the portion of the Bank’s funding identified as being at a higher risk of runoff in times of stress. Ready liquidity consists of cash on reserve at the Federal Reserve and unused borrowing capacity provided by the loan and investments portfolios. The VFCR is calculated, reported, and forecasted daily as part of our liquidity management framework and was within internal policy compliance at 105 percent as of March 31, 2021.

    Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is funded with stable core deposits whereas our warehouse loans and LHFS may be funded with FHLB borrowings and custodial deposits. Warehouse loans are typically more liquid than other loan assets, as loans are paid within a short amount of time, when the lender sells the loan to an outside investor or, in some instances, to the Bank. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's average HFI loan-to-deposit ratio, was 74.4 percent for the three months ended March 31, 2021. Excluding warehouse loans, which have draws that typically pay off within a few weeks, and custodial deposits, which represent mortgage escrow accounts on deposit with the Bank, the average HFI loan-to-deposit ratio was 66.3 percent for the three months ended March 31, 2021.

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

    The following table presents primary sources of funding as of the dates indicated:

	March 31, 2021	December 31, 2020	Change
	(Dollars in millions)
Retail deposits	$10,018	$9,971	$47
Government deposits	1,911	1,765	146
Wholesale deposits	1,190	1,031	159
Custodial deposits	6,301	7,206	(905)
Total deposits	19,420	19,973	(553)
FHLB advances and other short-term debt	3,945	5,100	(1,155)
Other long-term debt	396	641	(245)
Total borrowed funds	4,341	5,741	(1,400)
Total funding	$23,761	$25,714	$(1,953)

    The following table presents certain liquidity sources and borrowing capacity as of the dates indicated:

	March 31, 2021	December 31, 2020	Change
	(Dollars in millions)
Federal Home Loan Bank advances
Outstanding advances	$3,615	$4,615	$(1,000)
Borrowing capacity:
Line of credit	30	30	—
Collateralized borrowing capacity	$3,265	2,360	905
Total unused borrowing capacity	3,295	2,390	905

FRB discount window
Collateralized borrowing capacity	1,373	1,374	(1)

Unencumbered investment securities
Agency - Commercial (1)	1,075	1,263	(188)
Agency - Residential (1)	727	815	(88)
Municipal obligations	22	23	(1)
Corporate debt obligations	62	62	—
Other	1	1	—
Total unencumbered investment securities	1,887	2,164	(277)
Total liquidity sources and borrowing capacity	$10,170	$10,543	$(373)
    (1) These are not currently pledged to the FHLB but are eligible to be pledged, at our discretion.

Deposits

    The following table presents the composition of our deposits:

	March 31, 2021		December 31, 2020
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Savings accounts	$3,566	18.4%	$3,437	17.2%	$129
Certificates of deposit/CDARS (1)	1,218	6.3%	1,355	6.8%	(137)
Demand deposit accounts	1,858	9.6%	1,726	8.6%	132
Money market demand accounts	501	2.6%	490	2.5%	11
Total branch retail deposits	7,143	36.8%	7,008	35.1%	135
Commercial deposits (2)
Demand deposit accounts	2,237	11.5%	2,294	11.5%	(57)
Savings accounts	469	2.4%	461	2.3%	8
Money market demand accounts	168	0.9%	208	1.0%	(40)
Total commercial retail deposits	2,874	14.8%	2,963	14.8%	(89)
Total retail deposits	$10,017	51.6%	$9,971	49.9%	$46
Government deposits
Savings accounts	$840	4.3%	$778	3.9%	$62
Demand deposit accounts	531	2.7%	529	2.6%	2
Certificates of deposit/CDARS (1)	541	2.8%	458	2.3%	83
Total government deposits	1,912	9.8%	1,765	8.8%	147
Custodial deposits (3)	6,301	32.4%	7,206	36.1%	(905)
Wholesale deposits	1,190	6.1%	1,031	5.2%	159
Total deposits (4)	$19,420	100.0%	$19,973	100.0%	$(553)
(1)The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.2 billion and $1.3 billion at March 31, 2021 and December 31, 2020, respectively.
(2)Contains deposits from commercial and business banking customers.
(3)Represents investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others that have been placed on deposit with the Bank.
(4)Total exposure related to uninsured deposits over $250,000 was approximately $5.6 billion and $5.9 billion at March 31, 2021 and December 31, 2020, respectively.

    Total deposits decreased $553 million, or 3 percent, at March 31, 2021 compared to December 31, 2020, primarily driven by a decrease in custodial deposits.

    We utilize local governmental agencies and other public units as an additional source for deposit funding. At March 31, 2021, we were required to hold collateral for certain Michigan, California, Indiana, Wisconsin and Ohio government deposits based on a variety of factors including, but not limited to, the size of individual deposits, FDIC limits and external bank ratings. At March 31, 2021, collateral held on government deposits was $157 million. At March 31, 2021, government deposit accounts included $541 million of certificates of deposit with maturities typically less than one year and $1.4 billion of checking and savings accounts.

    Custodial deposits arise due to our servicing or subservicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. For certain subservice agreements, these deposits require us to credit the MSR owner interest against subservicing income. This cost is a component of net loan administration income.

    We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks and customers may receive FDIC insurance up to $50 million. This program helps the Bank secure larger deposits and attract and retain customers. At March 31, 2021, we had $108 million of total CDs enrolled in the CDARS program, a decrease of $16 million from December 31, 2020.

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

    We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, HELOC, and CRE loans. As of March 31, 2021, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At March 31, 2021, we had $3.6 billion of advances outstanding and an additional $3.3 billion of collateralized borrowing capacity available at the FHLB.

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

    At March 31, 2021, we pledged collateral, which included commercial loans, municipal bonds, and agency bonds, to the FRB of Chicago amounting to $2.0 billion with a lendable value of $1.4 billion. At December 31, 2020, we pledged collateral to the FRB of Chicago amounting to $1.9 billion with a lendable value of $1.4 billion. We do not typically utilize this available funding source, and at March 31, 2021 and December 31, 2020, we had no borrowings outstanding against this line of credit.
Other Unsecured Borrowings

We have access to overnight federal funds purchased lines with other Federal Reserve member institutions. We utilize this source of funding for short-term liquidity needs, depending on the availability and cost of our other funding sources. At March 31, 2021 we had $330 million of borrowings outstanding under this source of funding. Additional borrowing capacity under this and other sources of funding can vary depending on market conditions.

Debt

    As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock ("trust preferred securities"). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At March 31, 2021, we are current on all interest payments. Additionally, we have $150 million of subordinated debt outstanding (the "Notes"), which matures on November 1, 2030. On December 23, 2020, we provided notice of redemption on $246 million of senior debt outstanding at December 31, 2020 (“Senior Notes”), which settled on January 22, 2021.

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

We evaluate internal systems, processes and controls to identify potential vulnerabilities and mitigate potential loss from cyber-attacks. The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational and fraud losses, and enhance our overall performance.

Loans with Government Guarantees

    Substantially all of our LGG continue to be insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs ("VA"). In the event of a government guaranteed loan borrower default, the Bank has a unilateral option to repurchase loans sold to GNMA that are 90 days past due and recover losses through a claims process from the insurer. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes delinquent, which is not paid by the FHA until claimed. Additionally, if the Bank cures the loan, it can be resold to GNMA. If not, the Bank can begin the process of collecting the government guarantee by filing a claim in accordance with established guidelines. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk.

    During the three months ended March 31, 2021, we had less than $1.8 million in net charge-offs related to LGG and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages. These additional expenses or charges arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss in excess of all, or part of, the guarantee.

    Our LGG portfolio totaled $2.5 billion at March 31, 2021 and December 31, 2020. GNMA has granted borrowers with an option to seek forbearances on their mortgage repayments. $2.3 billion of GNMA loans are in forbearance as of March 31, 2021. When a GNMA loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) the loan is required to be re-recognized on the balance sheet by the MSR owner. These loans are recorded in LGG, and the liability to repurchase the loans is recorded in loans with government guarantees repurchase options on the Consolidated Statements of Financial Condition. This resulted in $1.8 billion of repurchase options as of March 31, 2021, a $0.1 billion decrease from December 31, 2020. We have elected not to exercise these repurchase options as of March 31, 2021 because loans are not able to be modified and re-sold during the forbearance period. Our right to repurchase these loans continues as long as they remain unpaid for three consecutive months. At the prudent time, we intend to repurchase the loans which we believe will be accretive to net income by modifying and re-selling the loans or utilizing the partial claims process. During the first quarter of 2021, we repurchased $242 million of these loans.

    For further information, see Note 5 - Loans with Government Guarantees and the Credit Risk - Payment Deferrals section of the MD&A.

Representation and Warranty Reserve

    When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac). An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Financial Condition, which was $7 million at March 31, 2021 and December 31, 2020.

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

    The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines reached by Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 8.11 percent at March 31, 2021 providing a 311 basis point stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 13.18 percent at March 31, 2021 providing a 318 basis point buffer above the minimum level needed to be considered "well-capitalized".

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

    For the period presented, the following table sets forth our capital ratios as well as our excess capital over well-capitalized minimums.

Flagstar Bancorp	Actual		Well-Capitalized Under Prompt Corrective Action Provisions		Excess Capital Over Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio	Capital Simplification
	(Dollars in millions)
March 31, 2021
Tier 1 leverage capital (to adjusted avg. total assets)	2,423	8.11%	1,494	5.0%	$929
Common equity Tier 1 capital (to RWA)	2,183	10.31%	1,376	6.5%	807
Tier 1 capital (to RWA)	2,423	11.45%	1,693	8.0%	730
Total capital (to RWA)	2,790	13.18%	2,116	10.0%	674

    As presented in the table above, our constraining capital ratio is our total capital to risk weighted assets at 13.18 percent. It would take a $674 million after-tax loss, with the balance sheet remaining constant, for our total risk-based capital ratio to fall below the level considered to be "well-capitalized".

     As of March 31, 2021, we had $428 million in MSRs, $86 million in DTAs arising from temporary differences and no material investments in unconsolidated financial institutions or minority interest which drive differences between our current capital ratios. For additional information on our capital requirements, see Note 14 - Regulatory Matters.

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

    Tangible book value per share, adjusted return on average tangible common equity, adjusted return on average assets, adjusted noninterest expense, adjusted provision for income taxes, adjusted net income, adjusted basic earnings per share, adjusted diluted earnings per share, adjusted net interest margin and adjusted efficiency ratio. The Company believes that these non-GAAP financial measures provide a meaningful representation of its operating performance on an ongoing basis for investors, securities analysts, and others. Management uses these measures to assess performance of the Company against its peers and evaluate overall performance.

The following tables provide a reconciliation of non-GAAP financial measures.

	March 31, 2021	December 31, 2020	March 31, 2020
	(Dollars in millions)
Total stockholders' equity	$2,358	$2,201	$1,842
Less: Goodwill and intangible assets	155	157	167
Tangible book value/Tangible common equity	$2,203	$2,044	$1,675

Number of common shares outstanding	52,752,600	52,656,067	56,729,789
Tangible book value per share	$41.77	$38.80	$29.52

Net income	$149	$154	$46
Plus: Intangible asset amortization, net of tax	2	2	2
Tangible net income	$151	$156	$48

Total average equity	$2,319	$2,235	$1,854
Less: Average goodwill and intangible assets	156	159	169
Total average tangible equity	$2,163	$2,076	$1,685

Return on average tangible common equity	27.99%	30.13%	11.46%
Adjustment to remove DOJ	4.98%	—%	—%
Adjusted return on average tangible common equity	32.97%	30.13%	11.46%

Return on average assets	1.98%	2.08%	0.78%
Adjustment to remove DOJ	0.36%	—%	—%
Adjusted return on average assets	2.34%	2.08%	0.78%

	March 31, 2021	December 31, 2020	March 31, 2020
	(Dollars in millions)
Noninterest expense	$347	$314	$232
Adjustment to remove DOJ expense	35	—	—
Adjusted noninterest expense	$312	$314	$232

Provision for income taxes	$45	$51	$10
Tax impact on adjustment to remove DOJ settlement expense	(8)	—	—
Adjusted provision for income taxes	$53	$51	$10

Net income	$149	$154	$46
Adjusted net income	$176	$154	$46

Weighted average common shares outstanding	52,675,562	53,912,584	56,655,865
Weighted average diluted common shares	53,297,803	54,343,966	57,189,923
Adjusted basic earnings per share	$3.34	$2.86	$0.80
Adjusted diluted earnings per share	$3.31	$2.83	$0.80

Net interest margin	2.82%	2.78%	2.81%
Adjustment to LGG loans available for repurchase	0.20%	0.20%	—%
Adjusted net interest margin	3.02%	2.98%	2.81%

Efficiency Ratio	68%	60%	77%
Adjustment to remove DOJ settlement expense	(7)%	—%	—%
Adjusted efficiency ratio	61%	60%	77%

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

    For further information on our critical accounting policies, please refer to our Form 10-K for the year ended December 31, 2020, which is available on our website, flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

Forward – Looking Statements

    Certain statements in this Form 10-Q, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition, Results of Operations, and certain statements with respect to the pending merger of Flagstar and New York Community Bancorp, Inc. ("NYCB") including without limitation the expected timing of consummation of the merger, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In addition, we may make forward-looking statements in our other documents filed with or furnished to the Security and Exchange Commission, and our Management may make forward-looking statements orally to analysts, investors, representatives of the media, and others.

    Generally, forward-looking statements are not based on historical facts but instead represent Management’s current beliefs and expectations regarding future events and are subject to significant risks and uncertainties. The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Other than as required under United States securities laws, Flagstar does not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would, and could. Our actual results and capital and other financial conditions may differ materially from those described in the forward-looking statements depending upon a variety of factors, including without limitation: the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the definitive merger agreement among Flagstar, NYCB, and 615 Corp.; the outcome of any legal proceedings that may be instituted against Flagstar or NYCB; the possibility that the proposed transaction will not close when expected or at all because required regulatory, shareholder or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated; the ability of Flagstar and NYCB to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction; the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the common stock of Flagstar and/or NYCB; the possibility that the anticipated benefits of the proposed transaction will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Flagstar and NYCB do business; certain restrictions during the pendency of the proposed transaction that may impact the parties’ ability to pursue certain business opportunities or strategic transactions; the possibility that the proposed transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the proposed transaction within the expected timeframes or at all and to successfully integrate Flagstar’s operations and those of NYCB; such integration may be more difficult, time consuming or costly than expected; revenues following the proposed transaction may be lower than expected; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed transaction; Flagstar’s and NYBC's success in executing their respective business plans and strategies and managing the risks involved in the foregoing; and the precautionary statements included within the discussion and analysis of our results of operations and the risk factors listed and described in Item 1A to Part I, of our Annual Report on Form 10-K for the year ended December 31, 2020, which are incorporated by reference herein, and Item 1A. to Part II, of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Other than as required under United States securities laws, we do not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash	$106	$251
Interest-earning deposits	343	372
Total cash and cash equivalents	449	623
Investment securities available-for-sale	1,764	1,944
Investment securities held-to-maturity	319	377
Loans held-for-sale ($6,941 and $7,009 measured at fair value, respectively)	7,087	7,098
Loans held-for-investment ($14 and $13 measured at fair value, respectively)	14,887	16,227
Loans with government guarantees	2,457	2,516
Less: allowance for loan losses	(241)	(252)
Total loans held-for-investment and loans with government guarantees, net	17,103	18,491
Mortgage servicing rights	428	329
Federal Home Loan Bank stock	377	377
Premises and equipment, net	393	392
Goodwill and intangible assets	155	157
Other assets	1,374	1,250
Total assets	$29,449	$31,038
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$10,798	$9,458
Interest bearing deposits	8,622	10,515
Total deposits	19,420	19,973
Short-term Federal Home Loan Bank advances and other	2,745	3,900
Long-term Federal Home Loan Bank advances	1,200	1,200
Other long-term debt	396	641
Loans with government guarantees repurchase options	1,780	1,851
Other liabilities ($70 and $35 measured at fair value, respectively)	1,550	1,272
Total liabilities	27,091	28,837
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 and 80,000,000 shares authorized; 52,752,600 and 52,656,067 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,350	1,346
Accumulated other comprehensive income	54	47
Retained earnings	953	807
Total stockholders’ equity	2,358	2,201
Total liabilities and stockholders’ equity	$29,449	$31,038

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Interest Income
Loans	$196	$181
Investment securities	12	19
Interest-earning deposits and other	—	1
Total interest income	208	201
Interest Expense
Deposits	10	32
Short-term Federal Home Loan Bank advances and other	1	12
Long-term Federal Home Loan Bank advances	3	3
Other long-term debt	5	6
Total interest expense	19	53
Net interest income	189	148
(Benefit) provision for credit losses	(28)	14
Net interest income after provision for credit losses	217	134
Noninterest Income
Net gain on loan sales	227	90
Loan fees and charges	42	23
Net return on mortgage servicing rights	—	6
Loan administration income	27	12
Deposit fees and charges	8	9
Other noninterest income	20	14
Total noninterest income	324	154
Noninterest Expense
Compensation and benefits	144	102
Occupancy and equipment	46	41
Commissions	62	29
Loan processing expense	21	17
Legal and professional expense	8	6
Federal insurance premiums	6	6
Intangible asset amortization	3	3
Other noninterest expense	57	28
Total noninterest expense	347	232
Income before income taxes	194	56
Provision for income taxes	45	10
Net income	$149	$46
Net income per share
Basic	$2.83	$0.80
Diluted	$2.80	$0.80
Weighted average shares outstanding
Basic	52,675,562	56,655,865
Diluted	53,297,803	57,189,923

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Net income	$149	$46
Other comprehensive income, net of tax
Investment securities	(15)	34
Derivatives and hedging activities	22	(4)
Other comprehensive income, net of tax	7	30
Comprehensive income	$156	$76

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Common Stock			Accumulated Other Comprehensive Income		Total Stockholders’ Equity
	Number of Shares	Amount	Additional Paid in Capital		Retained Earnings
Balance at December 31, 2020	52,656,067	$1	$1,346	$47	$807	$2,201
(Unaudited)
Net income	—	—	—	—	149	149
Total other comprehensive income	—	—	—	7	—	7
Shares issued from the Employee Stock Purchase Plan	62,462	—	—	—	—	—
Stock-based compensation	33,957	—	4	—	—	4
Dividends declared and paid	114	—	—	—	(3)	(3)
Balance at March 31, 2021	52,752,600	$1	$1,350	$54	$953	$2,358

Balance at December 31, 2019	56,631,236	$1	$1,483	$1	$303	$1,788
(Unaudited)
Net income	—	—	—	—	46	46
Total other comprehensive income	—	—	—	30	—	30
Shares issued from the Employee Stock Purchase Plan	59,252	—	—	—	—	—
Stock-based compensation	39,081	—	4	—	—	4
Dividends declared and paid	220	—	—	—	(3)	(3)
CECL ASU Adjustment to RE	—	—	—	—	(23)	(23)
Balance at March 31, 2020	56,729,789	$1	$1,487	$31	$323	$1,842

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Operating Activities
Net cash used in operating activities	$(320)	$(1,515)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	417	104
Collection of principal on investment securities AFS	239	77
Purchase of investment securities AFS and other	(86)	(350)
Collection of principal on investment securities HTM	58	44
Proceeds received from the sale of LHFI	35	39
Net closings, purchases, and principal repayments of LHFI	1,337	(1,706)
Acquisition of premises and equipment, net of proceeds	(11)	(17)
Net purchase of FHLB stock	—	(3)
Net proceeds from the sale of MSRs	(2)	36
Other, net	(3)	—
Net cash provided by (used in) investing activities	1,984	(1,776)
Financing Activities
Net change in deposit accounts	(553)	906
Net change in short-term FHLB borrowings and other short-term debt	(1,155)	1,676
Proceeds from increases in FHLB long-term advances and other debt	—	350
Repayment of long-term debt	(246)	(3)
Net receipt of payments of loans serviced for others	113	298
Dividends declared and paid	(3)	(3)
Other	6	(3)
Net cash (used in) provided by financing activities	(1,838)	3,221
Net change in cash, cash equivalents and restricted cash (1)	(174)	(70)
Beginning cash, cash equivalents and restricted cash (1)	654	456
Ending cash, cash equivalents and restricted cash (1)	$480	$386
Supplemental disclosure of cash flow information
Non-cash reclassification of LHFI to LHFS	$14	$39
Non-cash reclassification of LHFS to securitized HFS loans	$417	$2,170
MSRs resulting from sale or securitization of loans	$65	$40
Operating section supplemental disclosures
Proceeds from sales of LHFS	$13,721	$7,674
Closings, premium paid and purchase of LHFS, net of principal repayments	$(14,109)	$(8,786)
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

    These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. These interim financial statements are unaudited and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which is available on our website, flagstar.com, and on the SEC website at sec.gov.

Note 2 - Investment Securities

    The following table presents our investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
March 31, 2021
Available-for-sale securities
Agency - Commercial	$879	$26	$—	$905
Agency - Residential	699	20	(1)	718
Corporate debt obligations	75	3	—	78
Municipal obligations	26	—	—	26
Other MBS	36	—	—	36
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$1,716	$49	$(1)	$1,764
Held-to-maturity securities
Agency - Commercial	$160	$4	$—	$164
Agency - Residential	159	6	—	165
Total held-to-maturity securities (1)	$319	$10	$—	$329
December 31, 2020
Available-for-sale securities
Agency - Commercial	$1,018	$43	$—	$1,061
Agency - Residential	707	28	—	735
Corporate debt obligations	75	2	—	77
Municipal obligations	27	1	—	28
Other MBS	42	—	—	42
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$1,870	$74	$—	$1,944
Held-to-maturity securities
Agency - Commercial	$193	$7	$—	$200
Agency - Residential	184	9	—	193
Total held-to-maturity securities (1)	$377	$16	$—	$393
(1)There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at March 31, 2021 or December 31, 2020.

We evaluate AFS debt securities where the value has declined below amortized cost for impairment. If we intend to sell or believe it is more likely than not that we will be required to sell the debt security, it is written down to fair value through earnings. For AFS debt securities we intend to hold, we evaluate the debt securities for expected credit losses, except for debt securities that are guaranteed by the U.S. Treasury, U.S. government agencies or sovereign entities of high credit quality for which we apply a zero loss assumption, comprised 93 percent of our AFS portfolio as of March 31, 2021. For the remaining AFS securities, credit losses are recognized as an increase to the ACL through the credit loss provision.  If any of the decline in fair value is related to market factors, that amount is recognized in OCI. We had no unrealized credit losses for the three months ended March 31, 2021 and December 31, 2020.

    We separately evaluate our HTM debt securities for any credit losses. As of March 31, 2021 and December 31, 2020, our entire HTM portfolio qualified for the zero loss assumption as all securities are guaranteed by the U.S. Treasury, U.S. government agencies.

    Investment securities transactions are recorded on the trade date for purchases and sales. Interest earned on investment securities, including the amortization of premiums and the accretion of discounts, are determined using the effective interest method over the period of maturity and recorded in interest income in the Consolidated Statements of Operations. Accrued interest receivable on investment securities totaled $5 million at both March 31, 2021 and December 31, 2020, and was reported in other assets on the Consolidated Statements of Financial Condition.

Available-for-sale securities

    Securities AFS are carried at fair value. Unrealized gains and losses on AFS securities are reported as a component of other comprehensive income.

    We purchased $86 million and $350 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, certificates of deposit, and corporate debt obligations during the three months ended March 31, 2021, and March 31, 2020, respectively. In addition, we retained $18 million of passive interests in our own private MBS during the three months ended March 31, 2020. We did not retain any passive interests in our own private MBS during the three months ended March 31, 2021.

    There were no sales of AFS securities during both the three months ended March 31, 2021, and March 31, 2020 other than those related to mortgage loans that had been securitized for sale in the normal course of business.

Held-to-maturity securities

    Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

    There were no purchases or sales of HTM securities during both the three months ended March 31, 2021 and March 31, 2020.

The following table summarizes the unrealized loss positions on AFS and held-to-maturity investment securities, by duration of the unrealized loss:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
March 31, 2021
Available-for-sale securities
Agency - Commercial	$7	2	$—	$—	—	$—
Agency - Residential	—	—	—	84	3	(1)
Municipal obligations	—	—	—	3	1	—
Other mortgage-backed securities	—	1	—	—	—	—
Held-to-maturity securities
Agency - Residential	$—	—	$—	$—	1	$—
December 31, 2020
Available-for-sale securities
Agency - Commercial	$3	1	$—	$7	2	$—
Agency - Residential	—	—	—	—	1	—
Corporate debt obligations	—	—	—	10	3	—
Other mortgage-backed securities	—	—	—	—	1	—
Held-to-maturity securities
Agency - Residential	$—	—	$—	$2	3	$—

Unrealized losses on AFS securities have not been recognized into income because almost all of the portfolio held by us are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. The remaining unrealized losses on AFS securities are municipal securities and corporate debt obligations, all of which are considered investment grade or are de minimis. The fair value is expected to recover as the bonds approach maturity.
    The following table shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-Maturity
	Amortized Cost	Fair Value	Weighted Average Yield (1)	Amortized Cost	Fair Value	Weighted Average Yield (1)
	(Dollars in millions)
March 31, 2021
Due in one year or less	$5	$5	2.18%	$—	$—	—%
Due after one year through five years	10	10	2.83%	10	11	2.53%
Due after five years through 10 years	118	123	4.01%	4	4	1.97%
Due after 10 years	1,583	1,626	2.28%	305	314	2.46%
Total	$1,716	$1,764		$319	$329
(1) Weighted-average yields are based on amortized cost weighted for the contractual maturity of each security.

    We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At March 31, 2021 and December 31, 2020, we had pledged investment securities of $224 million and $202 million, respectively.

Note 3 - Loans Held-for-Sale

    The majority of our mortgage loans closed as LHFS are ultimately sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label MBS. LHFS totaled $7.1 billion and $7.1 billion at March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 we had net gains on loan sales associated with LHFS of $227 million as compared to $89 million for the three months ended March 31, 2020.

    At March 31, 2021 and December 31, 2020, $111 million and $31 million, respectively, of LHFS were recorded at lower of cost or fair value. We elected the fair value option for the remainder of the loans in the portfolio.

Note 4 - Loans Held-for-Investment

    We classify loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. We report LHFI at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs. The accrued interest receivable on LHFI totaled $41 million at March 31, 2021 and $43 million at December 31, 2020 and was reported in other assets on the Consolidated Statements of Financial Condition.

    The following table presents our LHFI:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Consumer loans
Residential first mortgage	$1,998	$2,266
Home equity	781	856
Other	1,049	1,004
Total consumer loans	3,828	4,126
Commercial loans
Commercial real estate	3,084	3,061
Commercial and industrial	1,424	1,382
Warehouse lending	6,551	7,658
Total commercial loans	11,059	12,101
Total loans held-for-investment	$14,887	$16,227

    The following table presents the UPB of our loan sales and purchases in the LHFI portfolio:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Loans Sold (1)
Performing loans	$36	$38
Total loans sold	$36	$38
Net gain associated with loan sales (2)	$—	$—
Loans Purchased
Home equity	$—	$—
Other consumer (3)	—	63
Total loans purchased	$—	$63
Premium associated with loans purchased	$—	$—
(1)Upon a change in our intent, the loans were transferred to LHFS and subsequently sold.
(2)Recorded in net gain on loan sales on Consolidated Statements of Operations.
(3)Does not include point of sale flow consumer loans.

    We have pledged certain LHFI, LHFS, and LGG to collateralize lines of credit and/or borrowings with the FRB of Chicago and the FHLB of Indianapolis. At March 31, 2021 and December 31, 2020, we had pledged loans of $11.3 billion and $11.6 billion, respectively.

Allowance for Credit Losses on Loans
    We determine the estimate of the ACL on at least a quarterly basis. The ACL represents Management's estimate of expected lifetime losses in our LHFI portfolio, excluding loans carried under the fair value option. In addition, we record a reserve for expected lifetime losses on our unfunded commitments - see Reserve for Unfunded Commitments section below. Therefore, we record ALLL on relevant financial assets and a reserve for unfunded commitments on our Consolidated Statements of Financial Condition, collectively referred to as the ACL.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual terms excludes expected extensions, renewals, and modifications unless the following applies: Management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by us.

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

Specifically identified component. The specifically identified component of ACL related to performing TDR loans is generally measured as the difference between the recorded investment in the specific loan and the present value of the cash flows expected to be collected, discounted at the loan's original effective interest rate. Estimating the timing and amounts of future cash flow projections is highly judgmental and based upon assumptions including default rates, prepayment probability and loss severities. All of these estimates and assumptions require significant management judgment and certain assumptions are highly subjective.

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
We measure the allowance using the applicable dual risk rating model which measures probability of default, loss given default and exposure at default. As of March 31, 2021, we utilized the Moody’s March scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. The resulting composite forecast for the first quarter of 2021 was slightly better than the scenario used in the fourth quarter 2020. Unemployment ends 2021 at 6 percent and will continue to recover in 2022. GDP recovers throughout 2021 from current levels and does not return to pre-COVID level until 2025. HPI stays flat throughout 2021

Qualitative adjustments. The specifically identified component analysis and the output of the model provide a reasonable starting point for our analysis, but do not, by themselves, form a sufficient basis to determine the appropriate level for the ACL. We therefore consider the qualitative factors that are likely to cause the ACL associated with our existing portfolio to differ from the output of the model. The most significant qualitative factors considered include changes in economic and business conditions, changes in nature and volume of portfolio and changes in the volume and severity of past due loans. The application of different inputs into the model calculation and the assumptions used by Management to adjust the model calculation are subject to significant management judgment and may result in actual credit losses that differ from the originally estimated amounts.

    The following table presents changes in the ALLL, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended March 31, 2021
Beginning balance	$49	$25	$39	$84	$51	$4	$252
Benefit	(2)	(5)	(6)	—	(11)	—	(24)
Charge-offs	(2)	—	(1)	—	(1)	—	(4)
Recoveries	—	—	1	—	16	—	17
Ending allowance balance	$45	$20	$33	$84	$55	$4	$241
Three Months Ended March 31, 2020
Beginning balance, prior to adoption of ASC 326	$22	$14	$6	$38	$22	$5	$107
Impact of adopting ASC 326	25	12	10	(14)	(6)	(4)	23
(Benefit) provision	—	(2)	—	4	2	—	4
Charge-offs	(1)	(1)	(1)	—	—	—	(3)
Recoveries	—	—	1	—	—	—	1
Ending allowance balance	$46	$23	$16	$28	$18	$1	$132
(1)Includes LGG.

    The ALLL was $241 million at March 31, 2021 and $132 million at March 31, 2020. The increase in the allowance is reflective of changes in the economic forecasts used in the ACL models as a result of the ongoing COVID-19 pandemic and credit downgrades largely attributed to challenging economic conditions being faced by certain of our borrowers due to the pandemic.
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

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI (3) (4) (5)
	(Dollars in millions)
March 31, 2021
Consumer loans
Residential first mortgage	$5	$4	$33	$42	$1,956	$1,998
Home equity	1	—	7	8	773	781
Other	4	1	2	7	1,042	1,049
Total consumer loans	10	5	42	57	3,771	3,828
Commercial loans
Commercial real estate	—	—	3	3	3,081	3,084
Commercial and industrial	—	—	15	15	1,409	1,424
Warehouse lending	—	—	—	—	6,551	6,551
Total commercial loans	—	—	18	18	11,041	11,059
Total loans (2)	$10	$5	$60	$75	$14,812	$14,887
December 31, 2020
Consumer loans
Residential first mortgage	$4	$4	$31	$39	$2,227	$2,266
Home equity	1	1	5	7	849	856
Other	4	1	2	7	997	1,004
Total consumer loans	9	6	38	53	4,073	4,126
Commercial loans
Commercial real estate	20	—	3	23	3,038	3,061
Commercial and industrial	1	—	15	16	1,366	1,382
Warehouse lending	—	—	—	—	7,658	7,658
Total commercial loans	21	—	18	39	12,062	12,101
Total loans (2)	$30	$6	$56	$92	$16,135	$16,227
(1)Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.
(2)Includes $8 million of past due loans accounted for under the fair value option as of March 31, 2021 and December 31, 2020.
(3)Collateral dependent loans totaled $84 million and $80 million at March 31, 2021 and December 31, 2020, respectively. The majority of these loans are secured by real estate.
(4)The interest income recognized on impaired loans was less than a million and $2 million for the three months ended March 31, 2021 and December 31, 2020, respectively.
(5)The delinquency status for loans in forbearance is frozen for loans at inception of the forbearance period and will resume when the borrower's forbearance period ends.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued for the three months ended March 31, 2021 was $1 million. At March 31, 2021 and December 31, 2020, we had no loans 90 days or greater past due and still accruing interest.

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

The reserve for unfunded commitments is reflected in other liabilities on the Consolidated Statements of Financial Condition and was $24 million as of March 31, 2021, compared to $20 million as of March 31, 2020. The increase in the reserve is due to changes in the economic forecasts used in the ACL models as a result of the ongoing COVID-19 pandemic.
The following categories of off-balance sheet credit exposures have been identified: unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. For further information, see Note 15 - Legal Proceedings, Contingencies and Commitments.

Troubled Debt Restructurings

    We may modify certain loans in both our consumer and commercial loan portfolios to retain customers or to maximize collection of the outstanding loan balance. TDRs are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted as a result. Nonperforming TDRs are included in nonaccrual loans. TDRs remain in nonperforming status until a borrower has made payments and is current for at least six consecutive months. Performing TDRs are not considered to be nonaccrual so long as we believe that all contractual principal and interest due under the restructured terms will be collected. Performing and nonperforming TDRs remain impaired as interest and principal will not be received in accordance with the original contractual terms of the loan agreement. Refer to Note 1- Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2020 for a description of the methodology used to determine TDRs.

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

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
March 31, 2021
Consumer loans
Residential first mortgage	$20	$8	$28
Home equity	11	3	14
Total consumer TDR loans	31	11	42
Commercial loans
Commercial real estate	5	—	5
Total TDRs (1)(2)	$36	$11	$47
December 31, 2020
Consumer loans
Residential first mortgage	$19	$8	$27
Home equity	12	2	14
Total consumer TDR loans	31	10	41
Commercial loans
Commercial real estate	5	—	5
Total TDRs (1)(2)	$36	$10	$46
(1)ALLL on TDR loans totaled $5 million at March 31, 2021 and December 31, 2020.
(2)Includes $2 million and $3 million of TDR loans accounted for under the fair value option at March 31, 2021 and December 31, 2020.

The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)
	(Dollars in millions)
Three Months Ended March 31, 2021
Residential first mortgages	6	$3	$3
Total TDR loans	6	$3	$3
Three Months Ended March 31, 2020
Residential first mortgages	5	$1	$1
Home equity(2)(3)	2	—	—
Consumer	1
Total TDR loans	8	$1	$1
(1)Post-modification balances include past due amounts that are capitalized at modification date.
(2)Home equity post-modification UPB reflects write downs.
(3)Includes loans carried at the fair value option.

    There were no loans modified in the previous 12 months that subsequently defaulted during the three months ended March 31, 2021. All TDR classes within the consumer and commercial loan portfolios are considered subsequently defaulted when they are greater than 90 days past due within 12 months of the restructuring date.

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
    Substandard. Assets identified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the full collection or liquidation of the debt. Substandard assets are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. For HELOANs and other consumer loans, we evaluate credit quality based on the aging and status of payment activity and any other known credit characteristics that call into question full repayment of the asset. Substandard loans may be placed on either accrual or nonaccrual status.
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

Payment activity, credit rating and loan-to-value ratios have the most significant impact on the ACL for consumer loans. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total	December 31, 2020
	Term Loans
	Amortized Cost Basis by Closing Year
As of March 31, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
Pass	$108	$305	$438	$190	$223	$569	$93	$8	$1,934	$2,205
Watch	—	—	4	2	1	14	1	—	22	21
Substandard	—	—	3	5	2	16	—	—	26	25
Home Equity
Pass	1	6	26	11	5	10	674	30	763	838
Watch	—	—	—	—	—	10	1	—	11	13
Substandard	—	—	1	—	—	2	1	2	6	3
Other Consumer
Pass	96	282	294	134	3	4	228	4	1,045	1,000
Watch	—	—	—	—	—	—	—	1	1	1
Substandard	—	1	1	1	—	—	—	—	3	3
Total Consumer Loans (1)(2)	$205	$594	$767	$343	$234	$625	$998	$45	$3,811	$4,109
(1)Excludes loans carried under the fair value option.
(2)The delinquency status for loans in forbearance are frozen for loans at inception of the forbearance period and will resume when the borrower's forbearance period ends.

The following table presents the amortized cost in residential and consumer loans based on credit scores:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	FICO Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of March 31, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>750	$29	$166	$216	$90	$147	$339	$54	$2	$1,043
700-750	65	87	138	78	67	170	27	5	637
<700	14	52	91	29	12	90	13	1	302
Home Equity
>750	—	3	7	3	2	7	293	5	320
700-750	1	2	11	4	2	7	283	14	324
<700	—	1	9	4	1	8	100	13	136
Other Consumer
>750	82	202	186	73	2	2	216	3	766
700-750	14	76	99	52	1	1	7	—	250
<700	—	5	10	10	—	1	5	2	33
Total Consumer Loans (1)	$205	$594	$767	$343	$234	$625	$998	$45	$3,811
(1)Excludes loans carried under the fair value option.

Loan-to-value ratios primarily impact the allowance on mortgages within the consumer loan portfolio. The following table presents the amortized cost in residential first mortgages and home equity based on loan-to-value ratios:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	LTV Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of March 31, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>90	$21	$86	$231	$102	$29	$21	$—	$—	$490
71-90	29	141	123	51	70	273	—	—	687
55-70	51	55	51	21	69	183	1	—	431
<55	7	23	40	23	58	122	93	8	374
Home Equity
>90	—	—	—	—	1	11	—	—	12
71-90	1	4	21	8	3	8	511	23	579
<=70	—	2	6	3	1	3	165	9	189
Total (1)	$109	$311	$472	$208	$231	$621	$770	$40	$2,762
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

Based on the most recent credit analysis performed, the amortized cost basis, by risk category for each class of loans within the commercial portfolio, is as follows:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans						Revolving Loans Amortized Cost Basis		Total	December 31, 2020
	Amortized Cost Basis by Closing Year
As of March 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial Loans	(Dollars in million)
Commercial real estate
Pass	$73	$274	$643	$374	$269	$468	$712	$—	$2,813	$2,805
Watch	—	23	15	27	93	49	13	—	220	166
Special mention	—	—	1	11	—	22	—	—	34	53
Substandard	—	—	3	1	—	—	13	—	17	37
Commercial and industrial
Pass	43	109	215	93	80	35	645	—	1,220	1,200
Watch	—	1	10	24	25	—	44	—	104	106
Special mention	—	—	18	10	3	—	22	—	53	24
Substandard	1	—	8	10	2	—	26	—	47	52
Warehouse
Pass	6,301	—	—	—	—	—	—	—	6,301	7,398
Watch	250	—	—	—	—	—	—	—	250	260
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—	—
Total commercial loans	$6,668	$407	$913	$550	$472	$574	$1,475	$—	$11,059	$12,101

Note 5 - Loans with Government Guarantees

    Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. FHA loans earn interest at a rate based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent, which is not paid by the FHA or the U.S. Department of Veterans Affairs until claimed. When a GNMA loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) the loan is required to be re-recognized on the balance sheet by the MSR owner. These loans are recorded in LGG and the liability to repurchase the loans is recorded as loans with government guarantees repurchase options on the Consolidated Statements of Financial Condition. This resulted in $1.8 billion of repurchase options as of March 31, 2021, a $0.1 billion decrease from December 31, 2020. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. We have reserved for these risks within other assets and as a component of our ACL on residential first mortgages.

At March 31, 2021 and December 31, 2020, LGG totaled $2.5 billion.

    Repossessed assets and the associated claims related to government guaranteed loans are recorded in other assets and totaled $14 million and $17 million, at March 31, 2021 and December 31, 2020, respectively.

Note 6 - Variable Interest Entities

    We have no consolidated VIEs as of March 31, 2021 and December 31, 2020.

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

    Changes in the fair value of residential first mortgage MSRs were as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Balance at beginning of period	$329	$291
Additions from loans sold with servicing retained	65	40
Reductions from sales	—	(36)
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(39)	(22)
Changes in estimates of fair value due to interest rate risk (1) (2)	73	(50)
Fair value of MSRs at end of period	$428	$223
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

    The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	March 31, 2021			December 31, 2020
		Fair value			Fair value
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
	(Dollars in millions)
Option adjusted spread	8.75%	$419	$410	7.98%	$321	$313
Constant prepayment rate	8.66%	411	394	10.53%	305	283
Weighted average cost to service per loan	$80.65	424	420	$81.24	325	321

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

    Contractual servicing and subservicing fees. Contractual servicing and subservicing fees, including late fees and other ancillary income are presented below. Contractual servicing fees are included within net return on mortgage servicing rights on the Consolidated Statements of Operations. Contractual subservicing fees, including late fees and other ancillary income, are included within loan administration income on the Consolidated Statements of Operations. Subservicing fee income is recorded for fees earned on subserviced loans, net of third party subservicing costs.

    The following table summarizes income and fees associated with owned MSRs:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$31	$21
Decreases in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other	(39)	(22)
Changes in fair value due to interest rate risk	73	(50)
Gain (loss) on MSR derivatives (2)	(65)	58
Net transaction costs	—	(1)
Total return included in net return on mortgage servicing rights	$—	$6
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

    The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$32	$31
Charges on subserviced custodial balances (2)	(3)	(16)
Other servicing charges	(3)	(3)
Total income on mortgage loans subserviced, included in loan administration	$26	$12
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on cash basis.
(2)Charges on subserviced custodial balances represent interest due to MSR owner.
Note 8 - Derivative Financial Instruments

    Derivative financial instruments are recorded at fair value in other assets and other liabilities on the Consolidated Statements of Financial Condition. Our policy is to present our derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition on a gross basis, even when provisions allowing for set-off are in place. However, for derivative contracts cleared through certain central clearing parties, variation margin payments are recognized as settlements. We are exposed to non-performance risk by the counterparties to our various derivative financial instruments. A majority of our derivatives are centrally cleared through a Central Counterparty Clearing House or consist of residential mortgage interest rate lock commitments further limiting our exposure to non-performance risk. We believe that the non-performance risk inherent in our remaining derivative contracts is minimal based on credit standards and the collateral provisions of the derivative agreements.

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

    Derivatives designated as hedging instruments: We have designated certain interest rate swaps as fair value hedges of investment securities AFS and residential first mortgage LHFI using the last-of-layer method. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

    We have also designated certain interest rate swaps as cash flow hedges on LIBOR based variable interest payments on certain custodial deposits. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statements of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. We had $17 million (net-of-tax) of unrealized gains and $5 million (net-of-tax) of unrealized losses on derivatives classified as cash flow hedges recorded in AOCI as of March 31, 2021 and December 31, 2020, respectively. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $3 million of losses (net-of-tax).

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were and are expected to be highly effective as of March 31, 2021.

    The following tables present the notional amount, estimated fair value and maturity of our derivative financial instruments:

	March 31, 2021 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow hedge relationships:
Assets
Interest rate swaps on custodial deposits	$800	$1	2026-2027
Derivatives in fair value hedge relationships:
Assets
Interest rate swaps on AFS securities	$450	$—	2022-2025
Interest rate swaps on HFI residential first mortgages	100	—	2024
Total derivative assets	$1,350	$1
Derivatives not designated as hedging instruments:
Assets
Futures	$385	$—	2021-2023
Mortgage-backed securities forwards	11,448	233	2021
Rate lock commitments	8,176	89	2021
Interest rate swaps and swaptions	2,772	69	2021-2030
Total derivative assets	$22,781	$391
Liabilities
Mortgage-backed securities forwards	$1,089	$30	2021
Rate lock commitments	1,708	15	2021
Interest rate swaps	1,862	9	2021-2051
Total derivative liabilities	$4,659	$54
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior day's fair value of open positions is considered settlement of the derivative position for accounting purposes.
(2)Derivative assets and liabilities are included in other assets and other liabilities on the Consolidated Statements of Financial Condition, respectively.

	December 31, 2020 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow hedge relationships:
Liabilities
Interest rate swaps on custodial deposits	$800	1	2026-2027
Derivatives in fair value hedge relationships:
Liabilities
Interest rate swaps on HFI residential first mortgages	100	—	2024
Interest rate swaps on AFS securities	450	—	2022-2025
Total hedge accounting swaps	$1,350	$1
Derivatives not designated as hedging instruments:
Assets
Futures	$1,346	$—	2021-2023
Mortgage-backed securities forwards	749	14	2021
Rate lock commitments	10,587	208	2021
Interest rate swaps and swaptions	1,481	59	2021-2051
Total derivative assets	$14,163	$281
Liabilities
Mortgage-backed securities forwards	$11,194	$98	2021
Rate lock commitments	115	—	2021
Interest rate swaps and swaptions	1,305	4	2021-2030
Total derivative liabilities	$12,614	$102
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
	(Dollars in millions)
March 31, 2021
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on AFS securities	$—	$—	$—	$—	$4
Interest rate swaps on custodial deposits	1	—	1	—	7
Interest rate swaps on HFI residential first mortgages	—	—	—	—	1
Total derivative assets	$1	$—	$1	$—	$12

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$233	$—	$233	$—	$172
Interest rate swaps	69	—	69	—	4
Total derivative assets	$302	$—	$302	$—	$176
Liabilities
Mortgage-backed securities forwards	$30	$—	$30	$—	$6
Interest rate swaps and swaptions (1)	9	—	9	—	31
Total derivative liabilities	$39	$—	$39	$—	$37

December 31, 2020
Derivatives designated as hedging instruments:
Liabilities
Interest rate swaps on AFS securities	$—	$—	$—	$—	$5
Interest rate swaps on HFI residential first mortgages	—	—	—	—	1
Interest rate swaps on custodial deposits	1	—	1	—	8
Total derivative liabilities	$1	$—	$1	$—	$14

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$14	$—	$14	$—	$—
Interest rate swaps	59	—	59	—	6
Total derivative assets	$73	$—	$73	$—	$6
Liabilities
Mortgage-backed securities forwards	$98	$—	$98	$—	$68
Interest rate swaps and swaptions (1)	4	—	4	—	26
Total derivative liabilities	$102	$—	$102	$—	$94
(1)Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions, is considered settlement of the derivative position for accounting purposes.

Losses of $1 million and $0 million on fair value hedging relationships of AFS securities were recorded in interest income for the three months ended March 31, 2021 and March 31, 2020, respectively.

Losses of $1 million and $0 million on cash flow hedging relationships of custodial deposits were reclassified from AOCI into loan administration income during the three months ended March 31, 2021 and March 31, 2020, respectively.

Gains and losses on fair value hedging relationships of HFI residential first mortgages for the three months ended March 31, 2021 and March 31, 2020 were de-minimis.

The fair value basis adjustment on our hedged AFS securities is included in investment securities available-for-sale on our Consolidated Statements of Financial Condition. The carrying amount of our hedged securities was $1,440 million at March 31, 2021 and $1,680 million at December 31, 2020 of which $1 million and $6 million, respectively, were due to the fair value hedge relationship. The closed portfolio of AFS securities designated in this last layer method hedge was $1,399 million par (amortized cost of $1,397 million) at March 31, 2021 and $1,615 million par (amortized cost of $1,612 million) at December 31, 2020 of which we have designated $450 million and $450 million at March 31, 2021 and December 31, 2020, respectively.

The fair value basis adjustment on our hedged fair HFI residential first mortgages is included in LHFI on our Consolidated Statements of Financial Condition. The carrying amount of our hedged loans was $221 million at March 31, 2021 of which a de-minimis amount is due to the fair value hedge relationship. We have designated $100 million of this closed portfolio of loans in a hedging relationship as of March 31, 2021. The carrying amount of our hedged loans was $240 million at December 31, 2020 of which $1 million was due to the fair value hedge relationship. We designated $100 million of this closed portfolio of loans in a hedging relationship at December 31, 2020.

    At March 31, 2021, we pledged a total of $53 million related to derivative financial instruments, consisting of $23 million of cash collateral on derivative liabilities and $30 million of maintenance margin on centrally cleared derivatives. We had an obligation to return a total of $172 million of cash collateral on derivative assets at March 31, 2021. We pledged a total of $114 million related to derivative financial instruments, consisting of $84 million of cash collateral on derivatives and $30 million of maintenance margin on centrally cleared derivatives and had a de-minimis obligation to return cash on derivative assets at December 31, 2020. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and other liabilities and the cash pledged as maintenance margin is restricted and included in other assets.

    The following table presents net gain recognized in income on derivative instruments, net of the impact of offsetting positions:

		Three Months Ended March 31,
		2021	2020
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of gain (loss)
Futures	Net return on mortgage servicing rights	$—	$1
Interest rate swaps and swaptions	Net return on mortgage servicing rights	(47)	38
Mortgage-backed securities forwards	Net return on mortgage servicing rights	(18)	19
Rate lock commitments and MSR forwards	Net gain on loan sales	162	(100)
Interest rate swaps (1)	Other noninterest income	1	—
Total derivative gain (loss)		$98	$(42)
(1)Includes customer-initiated commercial interest rate swaps.

Note 9 - Borrowings

Federal Home Loan Bank Advances and Other Borrowings

    The following is a breakdown of our FHLB advances and other borrowings outstanding:

	March 31, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$2,415	0.17%	$3,415	0.20%
Other short-term borrowings (1)	330	0.05%	485	0.08%
Total short-term Federal Home Loan Bank advances and other borrowings	2,745		3,900
Long-term fixed rate advances (2)	1,200	1.03%	1,200	1.03%
Total long-term Federal Home Loan Bank advances	1,200		1,200
Total Federal Home Loan Bank advances and other borrowings	$3,945		$5,100
(1)Includes borrowings under overnight federal funds purchased lines with other Federal Reserve member institutions.
(2)There was no current portion of fixed rate advances at both March 31, 2021 and December 31, 2020.

    The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Maximum outstanding at any month end	$4,737	$6,841
Average outstanding balance	$3,979	$4,359
Average remaining borrowing capacity	$5,484	$4,977
Weighted average interest rate	0.43%	1.32%

    The following table outlines the maturity dates of our FHLB advances and other borrowings:

March 31, 2021
(Dollars in millions)
2021	$2,745
2022	200
2023	500
2024	100
Thereafter	400
Total	$3,945

Parent Company Senior Notes, Subordinated Notes and Trust Preferred Securities

    The following table presents long-term debt, net of debt issuance costs:

	March 31, 2021		December 31, 2020
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$—	—%	$246	6.125%
Subordinated Notes
Notes, matures 2030	149	4.125%	148	4.125%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
3.25%, matures 2032	26	3.45%	26	3.50%
3.25%, matures 2033	26	3.49%	26	3.49%
3.25%, matures 2033	26	3.45%	26	3.49%
2.00%, matures 2035	26	2.24%	26	2.24%
2.00%, matures 2035	26	2.24%	26	2.24%
1.75%, matures 2035	51	1.93%	51	1.97%
1.50%, matures 2035	25	1.74%	25	1.74%
1.45%, matures 2037	25	1.63%	25	1.67%
2.50%, matures 2037	16	2.68%	16	2.72%
Total Trust Preferred Securities	247		247
Total other long-term debt	$396		$641

Senior Notes

    On July 11, 2016, we issued $250 million of senior notes (“Senior Notes”). These notes were scheduled to mature on July 15, 2021, but we provided notice that we would be redeeming these outstanding notes on December 23, 2020. We accrued for the liabilities associated with that redemption as of December 31, 2020, and settled the Senior Notes on January 22, 2021. As of March 31, 2021, we have no Senior Notes outstanding.

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

Trust Preferred Securities

    We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued junior subordinated debt securities to those trusts, which we have included in long-term debt. The junior subordinated debt securities are the sole assets of those trusts. The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of March 31, 2021, we had no deferred interest.

Note 10 - Accumulated Other Comprehensive Income (Loss)

    The following table sets forth the components in AOCI:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Investment Securities
Beginning balance	$52	$1
Unrealized gain	(20)	45
Less: Tax provision	(5)	11
Net unrealized gain	(15)	34
Other comprehensive income, net of tax	(15)	34
Ending balance	$37	$35

Cash Flow Hedges
Beginning balance	$(5)	$—
Unrealized loss	26	(5)
Less: Tax benefit	5	(1)
Net unrealized loss	21	(4)
Reclassifications out of AOCI (1)	1	—
Other comprehensive loss, net of tax	22	(4)
Ending balance	$17	$(4)
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

    The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions, except share data)
Net income applicable to common stockholders	$149	$46
Weighted Average Shares
Weighted average common shares outstanding	52,675,562	56,655,865
Effect of dilutive securities
Stock-based awards	622,241	534,058
Weighted average diluted common shares	$53,297,803	$57,189,923
Earnings per common share
Basic earnings per common share	$2.83	$0.80
Effect of dilutive securities
Stock-based awards	(0.03)	—
Diluted earnings per common share	$2.80	$0.80

Note 12 - Stock-Based Compensation

    We had stock-based compensation expense of $4 million for the three months ended March 31, 2021, and $3 million for the three months ended March 31, 2020.

Restricted Stock and Restricted Stock Units

    The following table summarizes restricted stock and restricted stock units activity:

	Three Months Ended March 31, 2021
	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	974,186	$30.88
Granted	144,068	40.20
Vested	(42,449)	34.71
Canceled and forfeited	(12,520)	30.59
Non-vested balance at end of period	1,063,285	$32.00

2017 Employee Stock Purchase Plan

    The Employee Stock Purchase Plan ("2017 ESPP") was approved on March 20, 2017, by our Board and on May 23, 2017, by our shareholders. The 2017 ESPP became effective July 1, 2017, and will remain effective until terminated by the Board. A total of 800,000 shares of the Company’s common stock were reserved and authorized for issuance for purchase under the Employee Stock Purchase Plan (ESPP) of which 287,592 remain as of March 31, 2021. There were 62,462 shares issued under the ESPP during the three months ended March 31, 2021 and the associated compensation expense was de minimis.

Note 13 - Income Taxes

    The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

    The following table presents our provision for income tax and effective tax provision rate:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Income before income taxes	$194	$56
Provision for income taxes	45	10
Effective tax provision rate	23.0%	18.5%

    We believe that it is unlikely that our unrecognized tax benefits will change by a material amount during the next 12 months. We recognize interest and penalties related to unrecognized tax benefits in provision for income taxes.

Note 14 - Regulatory Matters

Regulatory Capital

    We, along with the Bank, are subject to the Basel III based U.S. capital rules, including capital simplification. Under these requirements, we must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that could have a material effect on the Consolidated Financial Statements.

    To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both March 31, 2021 and December 31, 2020.

    The following tables present the regulatory capital requirements under the applicable Basel III based U.S. capital rules:

Flagstar Bancorp	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
March 31, 2021
Tier 1 capital (to adjusted avg. total assets)	$2,423	8.11%	$1,195	4.0%	$1,494	5.0%
Common equity Tier 1 capital (to RWA)	$2,183	10.31%	$952	4.5%	$1,376	6.5%
Tier 1 capital (to RWA)	$2,423	11.45%	$1,270	6.0%	$1,693	8.0%
Total capital (to RWA)	$2,790	13.18%	$1,693	8.0%	$2,116	10.0%
December 31, 2020
Tier 1 capital (to adjusted avg. total assets)	$2,270	7.71%	$1,178	4.0%	$1,472	5.0%
Common equity Tier 1 capital (to RWA)	$2,030	9.15%	$999	4.5%	$1,442	6.5%
Tier 1 capital (to RWA)	$2,270	10.23%	$1,331	6.0%	$1,775	8.0%
Total capital (to RWA)	$2,638	11.89%	$1,775	8.0%	$2,219	10.0%

Flagstar Bank	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
March 31, 2021
Tier 1 capital (to adjusted avg. total assets)	$2,523	8.45%	$1,195	4.0%	$1,493	5.0%
Common equity Tier 1 capital (to RWA)	$2,523	11.93%	$951	4.5%	$1,374	6.5%
Tier 1 capital (to RWA)	$2,523	11.93%	$1,268	6.0%	$1,691	8.0%
Total capital (to RWA)	$2,740	12.96%	$1,691	8.0%	$2,114	10.0%
December 31, 2020
Tier 1 capital (to adjusted avg. total assets)	$2,390	8.12%	$1,177	4.0%	$1,472	5.0%
Common equity Tier 1 capital (to RWA)	$2,390	10.77%	$999	4.5%	$1,443	6.5%
Tier 1 capital (to RWA)	$2,390	10.77%	$1,332	6.0%	$1,775	8.0%
Total capital (to RWA)	$2,608	11.75%	$1,775	8.0%	$2,219	10.0%

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

At March 31, 2021, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements, or that the ultimate outcome of these actions will have a materially adverse effect on our financial condition, results of operations or cash flows.

DOJ Liability

    On February 24, 2012, the Bank entered into a Settlement Agreement with the DOJ under which we agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting certain conditions. On March 30, 2021, the Bank signed a $70 million final Settlement and Dismissal Amendment (the "Amendment") with the DOJ. The Amendment required us to make a $70 million one-time restitution cash payment and removed any further obligations related to the original Settlement Agreement. We recorded a $35 million expense to adjust the fair value of the DOJ Liability through other noninterest expense in the first quarter of 2021. The fair value of the DOJ Liability was $70 million as of March 31, 2021, consistent with the Amendment. The final payment was made on April 8, 2021. See Note 16 - Fair Value Measurements.

Other litigation accruals

    At March 31, 2021 and December 31, 2020, excluding the fair value liability relating to the DOJ Liability, our total accrual for contingent liabilities and settled litigation was $8 million and $7 million, respectively.

Commitments

    In the normal course of business, we have various commitments outstanding which are not included on our Consolidated Statements of Financial Condition. The following table is a summary of the contractual amount of significant commitments:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Commitments to extend credit
Mortgage loan commitments including interest rate locks	$9,884	$10,702
Warehouse loan commitments	4,173	2,849
Commercial and industrial commitments	1,274	1,271
Other construction commitments	1,866	1,934
HELOC commitments	568	544
Other consumer commitments	174	121
Standby and commercial letters of credit	109	95

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

    We maintain a reserve for the estimated lifetime credit losses in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. A reserve balance of $24 million at March 31, 2021 and $28 million at December 31, 2020, respectively, is reflected in other liabilities on the Consolidated Statements of Financial Condition. See Note 4 - Loans Held-for-Investment for additional information.

    Supplemental executive retirement plan with former CEO. The Company entered into a supplemental executive retirement plan (“SERP”) with a former CEO in 2009. Under the plan, the former CEO was to receive a $16 million payment in August 2018. The Company fully accrued for the SERP liability during that time period and no SERP payments have been made to the former CEO. Due to the condition of the Company at the time the former CEO’s employment ended, we believe that any payment under the SERP would be deemed to be a “Golden Parachute” payment and, therefore, is subject to certain banking regulations. As a result, we would need to make an application to the regulators to make a payment and certify to certain criteria. The Company does not believe that it can make such a certification. The former CEO has filed a lawsuit to compel us to make that certification and ultimately pay the liability. Final dispensation of the "SERP" is not within our control and the liability of $16 million at March 31, 2021 may be adjusted as more information is known.

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

Valuation Hierarchy

U.S. GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The hierarchy is based on the transparency of the inputs used in the valuation process with the highest priority given to quoted prices available in active markets and the lowest priority given to unobservable inputs where no active market exists, as discussed below.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following tables present the financial instruments carried at fair value by caption on the Consolidated Statements of Financial Condition and by level in the valuation hierarchy.

	March 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$905	$—	$905
Agency - Residential	—	718	—	718
Municipal obligations	—	26	—	26
Corporate debt obligations	—	78	—	78
Other MBS	—	36	—	36
Certificate of deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	6,941	—	6,941
Loans held-for-investment
Residential first mortgage loans	—	12	—	12
Home equity	—	—	2	2
Mortgage servicing rights	—	—	428	428
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	89	89
Mortgage-backed securities forwards	—	233	—	233
Interest rate swaps and swaptions	—	69	—	69
Total assets at fair value	$—	$9,019	$519	$9,538
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(15)	$(15)
Mortgage backed securities forwards	—	(30)	—	(30)
Interest rate swaps	—	(9)	—	(9)
DOJ Liability	—	—	(70)	(70)
Total liabilities at fair value	$—	$(39)	$(85)	$(124)

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,061	$—	$1,061
Agency - Residential	—	735	—	735
Municipal obligations	—	28	—	28
Corporate debt obligations	—	77	—	77
Other MBS	—	42	—	42
Certificate of deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	7,009	—	7,009
Loans held-for-investment
Residential first mortgage loans	—	11	—	11
Home equity	—	—	2	2
Mortgage servicing rights	—	—	329	329
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	208	208
Mortgage-backed securities forwards	—	14	—	14
Interest rate swaps and swaptions	—	59	—	59
Total assets at fair value	$—	$9,037	$539	$9,576
Derivative liabilities
Mortgage-backed securities forwards	$—	$(98)	$—	$(98)
Interest rate swaps	—	(4)	—	(4)
DOJ Liability	—	—	(35)	(35)
Total liabilities at fair value	$—	$(102)	$(35)	$(137)

Fair Value Measurements Using Significant Unobservable Inputs

    The following table includes a roll forward of the Consolidated Statements of Financial Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

	Balance at Beginning of Period	Total Gains (Losses) Recorded in Earnings (1)	Purchases / Closings	Sales	Settlement	Transfers Out	Balance at End of Period
	(Dollars in millions)
Three Months Ended March 31, 2021
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	329	34	65	—	—	—	428
Rate lock commitments (net) (2)(3)	208	(169)	205	—	—	(170)	74
Totals	$539	$(135)	$270	$—	$—	$(170)	$504
Liabilities
DOJ Liability	$(35)	$(35)	$—	$—	$—	$—	$(70)
Totals	$(35)	$(35)	$—	$—	$—	$—	$(70)

Three Months Ended March 31, 2020
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	291	(72)	40	(36)	—	—	223
Rate lock commitments (net) (2)(3)	34	105	164	—	—	(134)	169
Totals	$327	$33	$204	$(36)	$—	$(134)	$394
Liabilities
DOJ Liability	$(35)	$—	$—	$—	$—	$—	$(35)
Contingent consideration	(10)	(6)	—	—	—	—	(16)
Totals	$(45)	$(6)	$—	$—	$—	$—	$(51)
(1)There were no unrealized gains (losses) recorded in OCI during the three months ended March 31, 2021 and 2020.
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
	(Dollars in millions)
March 31, 2021
Assets
Loans held-for-investment
Home equity	$2	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% -10.8% (9.0%) 12.6% - 18.9% (15.8%) 1.5%-2.3% (1.9%)	(1)
Mortgage servicing rights	$428	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	3.1% - 21.6% (8.7%) 0% - 10.5% (8.7%) $67 - $95 ($81)	(1)
Rate lock commitments (net)	$74	Consensus pricing	Origination pull-through rate	75.8% - 87.2% (78.7%)	(1)
Liabilities
DOJ Liability	$(70)	Discounted cash flows	See description below	See description below

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
December 31, 2020
Assets
Loans held-for-investment
Home equity	$2	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% -10.8% (9.0%) 12.6% - 18.9% (15.8%) 1.5%-2.3% (1.9%)	(1)
Mortgage servicing rights	$329	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	3.4% - 21.2% (8.0%) 0% - 13.3% (10.5%) $67 - $95 ($81)	(1)
Rate lock commitments (net)	$208	Consensus pricing	Closing pull-through rate	75.7% - 87.2% (77.5%)	(1)
Liabilities
DOJ Liability	$(35)	Discounted cash flows	See description below	See description below
(1)Unobservable inputs were weighted by their relative fair value of the instruments.

Recurring Significant Unobservable Inputs

    Home equity. The most significant unobservable inputs used in the fair value measurement of the HELOANs are discount rates, constant prepayment rates, and default rates. The constant prepayment and default rates are based on a 12 month historical average. Significant increases (decreases) in the discount rate in isolation result in a significantly lower (higher) fair value measurement. Increases (decreases) in prepay rates in isolation result in a higher (lower) fair value and increases (decreases) in default rates in isolation result in a lower (higher) fair value.

    MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For March 31, 2021 and December 31, 2020, the weighted average life (in years) for the entire MSR portfolio was 6.0 and 4.2, respectively.

    DOJ Liability. The significant unobservable inputs used in the fair value measurement of the DOJ Liability are the discount rate, asset growth rate, return on assets, dividend rate and potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes, as further discussed in Note 15 - Legal Proceedings, Contingencies and Commitments. The DOJ Liability as of March 31, 2021 was $70 million as specified in the Amendment dated March 30, 2021.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

    We also have assets that are subject to measurement at fair value on a nonrecurring basis under certain conditions. The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Losses
	(Dollars in millions)
March 31, 2021
Residential first mortgage loans	$108	$108	$—	$(1)
Commercial loans	34	—	34	—
Impaired loans held-for-investment (2)
Residential first mortgage loans	24	—	24	(3)
Repossessed assets (3)	8	—	8	(3)
Totals	$174	$108	$66	$(7)
December 31, 2020
Residential first mortgage loans	$30	$30	$—	$(1)
Commercial loans	57	—	57	—
Impaired loans held-for-investment (2)
Residential first mortgage loans	24	—	24	(3)
Repossessed assets (3)	8	—	8	(3)
Totals	$119	$30	$89	$(7)
(1)The fair values are determined at various dates dependent upon when certain conditions were met requiring fair value measurement.
(2)Gains (losses) reflect fair value adjustments on assets for which we did not elect the fair value option.
(3)Gains (losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

    The following table presents the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
March 31, 2021
Commercial loans	$34	Fair value of collateral	Market price	N/A	(1)
Impaired loans held-for-investment
Residential first mortgage loans	$24	Fair value of collateral	Loss severity discount	0% - 100% (14.3%)	(2)
Repossessed assets	$8	Fair value of collateral	Loss severity discount	0% - 96.3% (24.2%)	(2)
December 31, 2020
Commercial loans	57	Fair value of collateral	Market price	N/A	(1)
Impaired loans held-for-investment
Residential first mortgage loans	$24	Fair value of collateral	Loss severity discount	0% - 100% (12.8%)	(2)
Repossessed assets	$8	Fair value of collateral	Loss severity discount	0% - 96.3% (24.5%)	(2)
(1)Fair value has been determined based on an unobservable market price.
(2)Unobservable inputs were weighted by their relative fair value of the instruments.

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

Fair Value of Financial Instruments

    The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	March 31, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$449	$449	$449	$—	$—
Investment securities available-for-sale	1,764	1,764	—	1,764	—
Investment securities held-to-maturity	319	329	—	329	—
Loans held-for-sale	7,087	7,087	—	7,087	—
Loans held-for-investment	14,887	14,861	—	12	14,849
Loans with government guarantees	2,457	2,437	—	2,437	—
Mortgage servicing rights	428	428	—	—	428
Federal Home Loan Bank stock	377	377	—	377	—
Bank owned life insurance	359	359	—	359	—
Repossessed assets	8	8	—	—	8
Other assets, foreclosure claims	14	14	—	14	—
Derivative financial instruments, assets	391	391	—	302	89
Liabilities
Retail deposits
Demand deposits and savings accounts	$(8,800)	$(7,667)	$—	$(7,667)	$—
Certificates of deposit	(1,218)	(1,225)	—	(1,225)	—
Wholesale deposits	(1,190)	(1,197)	—	(1,197)	—
Government deposits	(1,911)	(1,810)	—	(1,810)	—
Company controlled deposits	(6,301)	(6,280)	—	(6,280)	—
Federal Home Loan Bank advances and other	(3,945)	(3,963)	—	(3,963)	—
Long-term debt	(396)	(341)	—	(341)	—
DOJ Liability	(70)	(70)	—	—	(70)
Derivative financial instruments, liabilities	(54)	(54)	—	(39)	(15)

	December 31, 2020
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$623	$623	$623	$—	$—
Investment securities available-for-sale	1,944	1,944	—	1,944	—
Investment securities held-to-maturity	377	393	—	393	—
Loans held-for-sale	7,098	7,098	—	7,098	—
Loans held-for-investment	16,227	16,188	—	11	16,177
Loans with government guarantees	2,516	2,498	—	2,498	—
Mortgage servicing rights	329	329	—	—	329
Federal Home Loan Bank stock	377	377	—	377	—
Bank owned life insurance	356	358	—	358	—
Repossessed assets	8	8	—	—	8
Other assets, foreclosure claims	17	17	—	17	—
Derivative financial instruments	281	281	—	73	208
Liabilities
Retail deposits
Demand deposits and savings accounts	$(8,616)	$(7,864)	$—	$(7,864)	$—
Certificates of deposit	(1,355)	(1,365)	—	(1,365)	—
Wholesale deposits	(1,031)	(1,047)	—	(1,047)	—
Government deposits	(1,765)	(1,706)	—	(1,706)	—
Custodial deposits	(7,206)	(7,133)	—	(7,133)	—
Federal Home Loan Bank advances	(5,100)	(5,124)	—	(5,124)	—
Long-term debt	(641)	(596)	—	(596)	—
DOJ Liability	(35)	(35)	—	—	(35)
Derivative financial instruments	(102)	(102)	—	(102)	—

Fair Value Option

    We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

    The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$87	$234
Liabilities
DOJ Liability
Other noninterest expense	$35	$—

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	March 31, 2021			December 31, 2020
	UPB	Fair Value	Fair Value Over / (Under) UPB	UPB	Fair Value	Fair Value Over / (Under) UPB
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$9	$8	$(1)	$9	$7	$(2)
Loans held-for-investment	10	9	(1)	9	8	(1)
Total nonaccrual loans	$19	$17	$(2)	$18	$15	$(3)
Other performing loans
Loans held-for-sale	$6,838	$6,933	$95	$6,704	$7,002	$298
Loans held-for-investment	5	5	—	5	4	(1)
Total other performing loans	$6,843	$6,938	$95	$6,709	$7,006	$297
Total loans
Loans held-for-sale	$6,847	$6,941	$94	$6,713	$7,009	$296
Loans held-for-investment	15	14	(1)	14	12	(2)
Total loans	$6,862	$6,955	$93	$6,727	$7,021	$294
Liabilities
DOJ Liability (1)	$(70)	$(70)	$—	$(118)	$(35)	$83
(1)As of March 31, 2021, the UPB and fair value of this liability has been reported per the terms of the final Settlement and Dismissal Amendment signed on March 29, 2021. See Note 15 - Legal Proceedings, Contingencies and Commitments for further details.
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

The Community Banking segment originates loans, provides deposits and fee-based services to consumer, business, and mortgage lending customers through its Branch Banking, Business Banking and Commercial Banking, Government Banking and Warehouse Lending. Products offered through these groups include checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, commercial loans, CRE loans, home builder finance loans and warehouse lines of credit. Other financial services available include consumer and corporate card services, customized treasury management solutions, merchant services and capital markets services such as loan syndications, and investment and insurance products and services. The interest income on LHFI is recognized in the Community Banking segment, excluding residential first mortgages and newly originated home equity products within the Mortgage Originations segment.

The Mortgage Originations segment originates and acquires one-to-four family residential mortgage loans to sell or hold on our balance sheet. Loans originated-to-sell comprise the majority of the lending activity. These loans are originated through mortgage branches, call centers, the Internet and third-party counterparties. The Mortgage Originations segment recognizes interest income on loans that are held-for-sale and the gains from sales associated with these loans, along with the interest income on residential mortgages and newly originated home equity products within LHFI.

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

    The following tables present financial information by business segment for the periods indicated:

	Three Months Ended March 31, 2021
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$156	$56	$4	$(27)	$189
Benefit for credit losses	(14)	(2)	—	(12)	(28)
Net interest income after benefit for credit losses	170	58	4	(15)	217
Net gain on loan sales	—	227	—	—	227
Loan fees and charges	—	24	18	—	42
Net return on mortgage servicing rights	—	—	—	—	—
Loan administrative (expense) income	—	(10)	40	(3)	27
Other noninterest income	18	3	—	7	28
Total noninterest income	18	244	58	4	324
Compensation and benefits	31	54	16	43	144
Commissions	1	61	—	—	62
Loan processing expense	1	11	8	1	21
Other noninterest expense	25	22	22	51	120
Total noninterest expense	58	148	46	95	347
Income (loss) before indirect overhead allocations and income taxes	130	154	16	(106)	194
Indirect overhead allocation (expense) income	(10)	(19)	(6)	35	—
Provision (benefit) for income taxes	25	28	2	(10)	45
Net income (loss)	$95	$107	$8	$(61)	$149

Intersegment revenue (expense)	$14	$(2)	$12	$(24)	$—

Average balances
Loans held-for-sale	$—	$7,464	$—	$—	$7,464
Loans with government guarantees	—	2,502	—	—	2,502
Loans held-for-investment (2)	12,806	2,079	—	30	14,915
Total assets	13,168	13,015	390	3,492	30,065
Deposits	11,804	15	7,157	1,067	20,043
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

	Three Months Ended March 31, 2020
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$104	$42	$4	$(2)	$148
Provision (benefit) for credit losses	8	(3)	—	9	14
Net interest income after provision (benefit) for credit losses	96	45	4	(11)	134
Net gain on loan sales	—	90	—	—	90
Loan fees and charges	—	14	9	—	23
Net return on mortgage servicing rights	—	6	—	—	6
Loan administrative (expense) income	(1)	(7)	36	(16)	12
Other noninterest income	16	1	—	6	23
Total noninterest income	15	104	45	(10)	154
Compensation and benefits	27	31	10	34	102
Commissions	1	28	—	—	29
Loan processing expense	2	7	7	1	17
Other noninterest expense	44	26	19	(5)	84
Total noninterest expense	74	92	36	30	232
Income (loss) before indirect overhead allocations and income taxes	37	57	13	(51)	56
Indirect overhead allocation (expense) income	(9)	(12)	(5)	26	—
Provision (benefit) for income taxes	6	9	2	(7)	10
Net income (loss)	$22	$36	$6	$(18)	$46

Intersegment (expense) revenue	$(6)	$1	$8	$(3)	$—

Average balances
Loans held-for-sale	$—	$5,248	$—	$—	$5,248
Loans with government guarantees	—	811	—	—	811
Loans held-for-investment (2)	8,898	2,895	—	30	11,823
Total assets	9,387	9,817	48	4,161	23,413
Deposits	10,434	—	4,777	584	15,795
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

Note 18 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

    We adopted the following ASU during the quarter ended March 31, 2021, none of which had a material impact to our financial statements:

Standard	Descriptions	Effective Date
ASU 2021-01	Reference Rate Reform (Topic 848): Scope	January 1, 2021
ASU 2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	January 1, 2021

Note 19 - Subsequent Event

On April 26, 2021, it was announced that New York Community Bancorp, Inc. ("NYCB") and Flagstar had entered into a definitive merger agreement (the "Merger Agreement") under which the two companies will combine in an all stock merger. Under the terms of the Merger Agreement, Flagstar shareholders will receive 4.0151 shares of NYCB common stock for each Flagstar share they own. The new company will have over $87 billion in assets and operate nearly 400 traditional branches in nine states and 87 loan production offices across a 28 state footprint. The transaction is expected to close by the end of 2021, subject to customary closing conditions, including regulatory approvals and approval by each company's shareholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures. As of March 31, 2021, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s Management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of March 31, 2021.
(b)Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

    See Legal Proceedings in Note 15 - Legal Proceedings, Contingencies and Commitments to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

    We are reviewing and updating our risk factors to contemplate the strategic merger with New York Community Bancorp, Inc. ("NYCB"), including the following material changes from the risk factors reported in the Company's Annual Report on Form 10-K for the period ended December 31, 2020:

Failure to complete the proposed merger with NYCB could negatively affect our stock price, our future business or our financial results.

If our pending merger with NYCB is not completed for any reason, our business may be adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including the following:

•We may experience negative reactions from the financial markets, including negative effects on our stock price.
•We may experience negative reactions from vendors, customers or employees.
•We will have incurred substantial expenses and will be required to pay certain costs relating to the merger, including legal, accounting, and other fees, whether or not the merger is completed.
•Our management team will have devoted substantial time and resources to matters relating to the merger and would otherwise have devoted their time and resources to other opportunities that may have been beneficial to us.
We will be subject to uncertainties while our merger with NYCB is pending, which could adversely affect our business.

Uncertainty about the effect of the merger on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers to seek to change their existing business relationships with us. Employee retention may be particularly challenging during this period, as employees may experience uncertainty about their roles with the surviving corporation following the merger. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course and to refrain from taking certain actions that could adversely affect our business without NYCB’s consent. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

The Merger Agreement may be terminated and our merger with NYCB may not be completed.

The Merger Agreement is subject to a number of customary closing conditions, including the receipt of regulatory approvals and the requisite approvals of our shareholders and NYCB’s shareholders. Conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed. In addition, we and/or NYCB may elect to terminate the Merger Agreement under certain circumstances. Furthermore, if the Merger Agreement is terminated under certain circumstances, as specified by the Merger Agreement, we will be required to pay a termination fee of $90 million to NYCB.

In addition, if the Merger Agreement is terminated and we seek another merger or business combination, the market price of our common stock could decline, which could make it more difficult to find a party willing to offer equivalent or more attractive consideration than the consideration NYCB has agreed to provide in the merger.

Our ability to complete our pending merger with NYCB is subject to various regulatory approvals, which may impose conditions that could adversely affect us.

Before our pending merger with NYCB may be completed, NYCB must obtain federal and state regulatory approvals, including approval of the FRB, the FDIC, the New York Department of Financial Services and certain mortgage agencies. These regulators may impose conditions or place restrictions on the completion of the merger, and any such conditions or restrictions could have the effect of delaying completion of the merger or causing a termination of the Merger Agreement.

There can be no assurance as to whether regulatory approvals will be received, the timing of those approval, or whether any conditions will be imposed.

Shareholder litigation could prevent or delay the closing of our pending merger with NYCB or otherwise negatively affect our business and operations.

We may incur additional costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with our pending merger with NYCB. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the consummation of the merger.

Because the market price of NYCB’s common stock may fluctuate, our shareholders cannot be certain of the precise value of the merger consideration they may receive in our proposed merger with NYCB.

At the time our pending merger with NYCB is completed, each issued and outstanding share of our common stock will be converted into the right to receive 4.0151 shares of NYCB’s common stock. There will be a time lapse between each of the date of the joint proxy statement/prospectus for the shareholders’ meeting to approve the merger, the date on which our shareholders vote to approve the merger, and the date on which our shareholders entitled to receive shares of NYCB’s common stock actually receive such shares. The market value of NYCB’s common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in NYCB’s and our businesses, operations and prospects, the recent volatility in the prices of securities in global financial markets, the effects of the COVID-19 pandemic and regulatory considerations. Many of these factors are outside of our and NYCB’s control. Consequently, at the time that our shareholders must decide whether to approve the merger, they will not know the actual market value of the shares of NYCB’s common stock they will receive when the merger is completed. The actual value of the shares of NYCB’s common stock received by our shareholders will depend on the market value of shares of NYCB’s common stock at the time the merger is completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended March 31, 2021.
Issuer Purchases of Equity Securities

    The Company made no purchases of its equity securities during the quarter ended March 31, 2021.

Item 3. Defaults upon Senior Securities

    The Company had no defaults on senior securities.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1*
Agreement and Plan of Merger, dated April 24, 2021, among New York Community Bancorp, Inc., 615 Corp., and Flagstar Bancorp, Inc. (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K).

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

4.3*	Form of 4.125% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4.2).

10.1+	Amendment to the Employment Agreement dated as of September 4, 2020, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2021, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference
+	Constitutes a management contract or compensation plan or arrangement

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	May 7, 2021	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)