Form 10-Q
period 2021-06-30
FLAGSTAR BANCORP INC
filed 2021-08-06
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of August 4, 2021, 52,862,268 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2021

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
ACL	Allowance for Credit Losses	HOLA	Home Owners' Loan Act
AFS	Available-for-Sale	Home equity	Second Mortgages, HELOANs, HELOCs
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HPI	Housing Price Index
ALCO	Asset Liability Committee	HTM	Held-to-Maturity
ALLL	Allowance for Loan Losses	LGG	Loans with Government Guarantees
AOCI	Accumulated Other Comprehensive Income (Loss)	LHFI	Loans Held-for-Investment
ASU	Accounting Standards Update	LHFS	Loans Held-for-Sale
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LIBOR	London Interbank Offered Rate
C&I	Commercial and Industrial	LTV	Loan-to-Value Ratio
CDARS	Certificates of Deposit Account Registry Service	Management	Flagstar Bancorp’s Management
CD	Certificates of Deposit	MBS	Mortgage-Backed Securities
CECL	Current Expected Credit Losses	MD&A	Management's Discussion and Analysis
CET1	Common Equity Tier 1	MSR	Mortgage Servicing Rights
CLTV	Combined Loan-to-Value Ratio	N/A	Not Applicable
Common Stock	Common Shares	N/M	Not Meaningful
CRE	Commercial Real Estate	NBV	Net Book Value
Deposit Beta	The change in the annualized cost of our deposits, compared to the change in the Federal Reserve discount rate	NPL	Nonperforming Loan
DOJ	United States Department of Justice	NYSE	New York Stock Exchange
DOJ Liability	2012 Settlement Agreement with the Department of Justice	OCC	Office of the Comptroller of the Currency
		OCI	Other Comprehensive Income (Loss)
DTA	Deferred Tax Asset	PPP	Paycheck Protection Program
EVE	Economic Value of Equity	QTL	Qualified Thrift Lending
Fannie Mae	Federal National Mortgage Association	Regulatory Agencies	Board of Governors of the Federal Reserve, Office of the Comptroller of the Currency, U.S. Department of the Treasury, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, Securities and Exchange Commission
FASB	Financial Accounting Standards Board
FBC	Flagstar Bancorp
FDIC	Federal Deposit Insurance Corporation	REO	Real estate owned and other nonperforming assets, net
Federal Reserve	Board of Governors of the Federal Reserve System	RMBS	Residential Mortgage-Backed Securities
FHA	Federal Housing Administration	RWA	Risk Weighted Assets
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FICO	Fair Isaac Corporation	SNC	Shared National Credit
FOAL	Fallout-Adjusted Locks	SOFR	Secured Oversight Financing Rate
FRB	Federal Reserve Bank	TDR	Troubled Debt Restructuring
Freddie Mac	Federal Home Loan Mortgage Corporation	TPO	Third Party Originator
FTE	Full Time Equivalent Employees	UPB	Unpaid Principal Balance
GAAP	United States Generally Accepted Accounting Principles	U.S. Treasury	United States Department of Treasury
GNMA	Government National Mortgage Association	VIE	Variable Interest Entities
HELOC	Home Equity Lines of Credit	XBRL	eXtensible Business Reporting Language
HELOAN	Home Equity Loan
HFI	Held-for-Investment

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the second quarter of 2021, which should be read in conjunction with the financial statements and related notes set forth in Part I, Item 1 of this Form 10-Q and Part II, Item 8 of Flagstar Bancorp, Inc.'s 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

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

Introduction

    We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide commercial and consumer banking services, and we are the 5th largest bank mortgage originator in the nation and the 6th largest subservicer of mortgage loans nationwide. At June 30, 2021, we had 5,503 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC".

    Our relationship-based business model leverages our full-service bank’s capabilities and our national mortgage platform to create and build financial solutions for our customers. At June 30, 2021, we operated 158 full-service banking branches that offer a full set of banking products to consumer, commercial, and government customers. Our banking footprint spans Michigan, Indiana, California, Wisconsin, Ohio and contiguous states.

    We originate mortgages through a network of brokers and correspondents in all 50 states and our own loan officers, which includes our direct lending team, from 86 retail locations in 28 states and 3 call centers. We are also a leading national servicer of mortgage loans and provide complementary ancillary offerings including MSR lending, servicing advance lending and MSR recapture services.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended,			Six Months Ended,
	June 30, 2021	March 31, 2021	Change	June 30, 2021	June 30, 2020	Change
	(Dollars in millions, except share data)
Net interest income	$183	$189	$(6)	$371	$316	$55
(Benefit) provision for credit losses	(44)	(28)	(16)	(72)	116	(188)
Total noninterest income	252	324	(72)	576	529	47
Total noninterest expense	289	347	(58)	636	526	110
Provision for income taxes	43	45	(2)	87	42	45
Net income	$147	$149	$(2)	$296	$161	$135
Income per share
Basic	$2.78	$2.83	$(0.05)	$5.61	$2.85	$2.76
Diluted	$2.74	$2.80	$(0.06)	$5.54	$2.83	$2.71
Weighted average shares outstanding:
Basic	52,763,868	52,675,562	88,306	52,719,959	56,723,254	(4,003,295)
Diluted	53,536,669	53,297,803	238,866	53,417,896	57,156,815	(3,738,919)

The following table summarizes our adjusted results of operations for the periods indicated:

	Three Months Ended,			Six Months Ended,
	June 30, 2021	March 31, 2021	Change	June 30, 2021	June 30, 2020	Change
	(Dollars in millions, except share data)
Net interest income	$183	$189	$(6)	$371	$316	$55
(Benefit) provision for credit losses	(44)	(28)	(16)	(72)	116	(188)
Total noninterest income	252	324	(72)	576	529	47
Total noninterest expense	290	312	(22)	602	526	76
Provision for income taxes	43	53	(10)	95	42	53
Net income	$146	$176	$(30)	$322	$161	$161
Income per share
Basic	$2.78	$3.34	$(0.56)	$6.11	$2.85	$3.26
Diluted	$2.73	$3.31	$(0.58)	$6.03	$2.83	$3.20

The following table summarizes certain selected ratios and statistics for the periods indicated:

	Three Months Ended,		Six Months Ended,
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Selected Ratios:
Interest rate spread (1)	2.70%	2.55%	2.62%	2.41%
Net interest margin	2.90%	2.82%	2.86%	2.83%
Adjusted net interest margin (2)	3.06%	3.02%	3.04%	2.83%
Return on average assets	2.09%	1.98%	2.04%	1.30%
Adjusted return on average assets (2) (3)	2.08%	2.34%	2.22%	1.30%
Return on average common equity	23.97%	25.73%	24.82%	16.86%
Return on average tangible common equity (2)	25.92%	27.99%	26.92%	19.07%
Adjusted return on average tangible common equity (2) (3)	25.67%	32.97%	30.66%	19.07%
Common equity-to-assets ratio	9.23%	8.01%	9.23%	7.18%
Common equity-to-assets ratio (average for the period)	8.74%	7.71%	8.21%	15.42%
Efficiency ratio	66.6%	67.7%	67.2%	62.2%
Adjusted efficiency ratio (2)	66.8%	60.8%	63.6%	62.2%
Selected Statistics:
Book value per common share	$47.26	$44.71	$47.26	$34.62
Tangible book value per share (2)	$44.38	$41.77	$44.38	$31.74
Number of common shares outstanding	52,862,264	52,752,600	52,862,264	56,943,979
(1)Interest rate spread is the difference between the yield earned on average interest-earning assets for the period and the rate of interest paid on average interest-bearing liabilities.
(2) See Use of Non-GAAP Financial Measures for further information.
(3) Excludes goodwill, intangible assets and the associated amortization. See Non-GAAP Reconciliation for further information.

Overview

    Net income was $147 million, or $2.74 per diluted share for the quarter ended June 30, 2021 compared to first quarter 2021 net income of $149 million, or $2.80 per diluted share. When adjusted for the $35 million final settlement expense for the DOJ Liability, first quarter 2021 net income was $176 million, or $3.31 per diluted share.

Our benefit for credit losses for the quarter ended June 30, 2021 was $44 million, compared to a benefit of $28 million in the first quarter 2021. Our benefit for credit losses in the second quarter reflects improved economic forecasts and the performance of our portfolio coming out of the COVID 19 pandemic. Our benefit for credit losses recorded for the first quarter of 2021 included a $16 million recovery on a previously charged-off commercial loan.

Net interest income in the second quarter was $183 million, a decrease of $6 million, or 3 percent as compared to the first quarter 2021. The results primarily reflect a $1.9 billion, or 7 percent decline in average earning assets as warehouse balances were $1.0 billion, or 15 percent lower and LHFS declined $0.6 billion. These declines were, partially offset by a decrease in funding costs and broad-based increases in loan yields.

Noninterest income decreased $72 million to $252 million in the second quarter, as compared to $324 million for the first quarter 2021, primarily due to lower gain on loan sales and loan fees and charges. Gain on loan sale margins decreased 49 basis points, to 1.35 percent for the second quarter 2021, as compared to 1.84 percent for the first quarter 2021. The decrease was primarily driven by competitive factors and channel-mix based margin compression.

Noninterest expense decreased $58 million during the second quarter 2021 as compared to the first quarter 2021. The decrease was primarily due to the $35 million final settlement expense for the DOJ Liability recognized in the first quarter, lower commissions expense as mortgage loan closings decreased 7 percent and seasonally higher payroll taxes in the first quarter which did not reoccur. The second quarter also included $9 million of merger expenses which were offset by a $10 million benefit from an agreement to reduce the 2009 former CEO supplemental executive retirement plan liability.

Net Interest Income

The following table presents details on our net interest margin and net interest income on a consolidated basis:

	Three Months Ended,
	June 30, 2021			March 31, 2021
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$6,902	$53	3.05%	$7,464	$53	2.83%
Loans held-for-investment
Residential first mortgage	1,887	15	3.27%	2,132	17	3.20%
Home equity	748	7	3.64%	820	7	3.50%
Other	1,101	13	4.80%	1,040	12	4.79%
Total consumer loans	3,736	35	3.79%	3,992	36	3.68%
Commercial real estate	3,093	26	3.37%	3,042	26	3.36%
Commercial and industrial	1,449	14	3.72%	1,486	13	3.53%
Warehouse lending	5,410	53	3.95%	6,395	64	4.00%
Total commercial loans	9,952	93	3.74%	10,923	103	3.76%
Total loans held-for-investment (1)	13,688	128	3.75%	14,915	139	3.73%
Loans with government guarantees	2,344	5	0.79%	2,502	4	0.56%
Investment securities	2,123	12	2.19%	2,210	12	2.21%
Interest-earning deposits	212	—	0.13%	87	—	0.14%
Total interest-earning assets	25,269	$198	3.12%	27,178	$208	3.06%
Other assets	2,742			2,887
Total assets	$28,011			$30,065
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,686	$—	0.06%	$1,852	$—	0.07%
Savings deposits	4,084	1	0.14%	3,945	1	0.14%
Money market deposits	762	—	0.07%	685	—	0.06%
Certificates of deposit	1,126	2	0.62%	1,293	4	0.96%
Total retail deposits	7,658	3	0.18%	7,775	5	0.25%
Government deposits	1,795	1	0.19%	1,773	1	0.22%
Wholesale deposits and other	1,170	4	1.33%	1,031	4	1.59%
Total interest-bearing deposits	10,623	8	0.31%	10,579	10	0.38%
Short-term FHLB advances and other	2,422	1	0.17%	2,779	1	0.17%
Long-term FHLB advances	1,200	3	1.03%	1,200	3	1.03%
Other long-term debt	396	3	3.19%	453	5	4.11%
Total interest-bearing liabilities	$14,641	$15	0.43%	$15,011	$19	0.51%
Noninterest-bearing deposits
Retail deposits and other	2,259			2,270
Custodial deposits (2)	6,188			7,194
Total noninterest bearing deposits	8,447			9,464
Other liabilities	2,476			3,271
Stockholders’ equity	2,448			2,319
Total liabilities and stockholders' equity	$28,012			$30,065
Net interest-earning assets	$10,628			$12,167
Net interest income		$183			$189
Interest rate spread (3)			2.70%			2.55%
Net interest margin (4)			2.90%			2.82%
Ratio of average interest-earning assets to interest-bearing liabilities			172.6%			181.1%
Total average deposits	$19,070			$20,043
(1)Includes nonaccrual loans. For further information on nonaccrual loans, see Note 4 - Loans Held-for-Investment.
(2)Includes noninterest-bearing custodial deposits that arise due to the servicing of loans for others.
(3)Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.
(4)Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended,
	June 30, 2021			June 30, 2020
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$7,181	$105	2.94%	$5,447	$97	3.56%
Loans held-for-investment
Residential first mortgage	2,009	32	3.23%	2,942	51	3.46%
Home equity	784	14	3.56%	1,010	21	4.26%
Other	1,071	25	4.80%	848	24	5.59%
Total consumer loans	3,864	71	3.73%	4,800	96	4.01%
Commercial real estate	3,068	52	3.36%	3,025	63	4.11%
Commercial and industrial	1,467	27	3.62%	1,836	36	3.88%
Warehouse lending	5,900	118	3.98%	3,048	62	4.04%
Total commercial loans	10,435	197	3.75%	7,909	161	4.03%
Total loans held-for-investment (1)	14,299	268	3.74%	12,709	257	4.02%
Loans with government guarantees	2,422	8	0.67%	834	7	1.68%
Investment securities	2,166	24	2.20%	3,239	40	2.45%
Interest-earning deposits	150	—	0.14%	192	1	1.00%
Total interest-earning assets	26,218	$405	3.09%	22,421	$402	3.57%
Other assets	2,814			2,416
Total assets	$29,032			$24,837
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,768	$—	0.07%	$1,693	$4	0.47%
Savings deposits	4,015	3	0.14%	3,433	14	0.79%
Money market deposits	724	—	0.06%	701	1	0.22%
Certificates of deposit	1,209	5	0.80%	2,120	22	2.13%
Total retail deposits	7,716	8	0.22%	7,947	41	1.03%
Government deposits	1,784	2	0.21%	1,110	5	0.89%
Wholesale deposits and other	1,101	8	1.47%	659	7	2.21%
Total interest-bearing deposits	10,601	18	0.35%	9,716	53	1.09%
Short-term FHLB advances and other	2,600	2	0.17%	3,659	14	0.79%
Long-term FHLB advances	1,200	6	1.03%	931	6	1.20%
Other long-term debt	424	8	3.68%	494	13	5.16%
Total interest-bearing liabilities	$14,825	$34	0.47%	$14,800	$86	1.16%
Noninterest-bearing deposits
Retail deposits and other	2,264			1,541
Custodial deposits (2)	6,688			5,499
Total noninterest bearing deposits	8,952			7,040
Other liabilities	2,871			1,082
Stockholders’ equity	2,384			1,915
Total liabilities and stockholders' equity	$29,032			$24,837
Net interest-earning assets	$11,393			$7,622
Net interest income		$371			$316
Interest rate spread (3)			2.62%			2.41%
Net interest margin (4)			2.86%			2.83%
Ratio of average interest-earning assets to interest-bearing liabilities			176.9%			145.9%
Total average deposits	$19,554			$16,755
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

	Three Months Ended,			Six Months Ended,
	June 30, 2021 versus March 31, 2021 Increase (Decrease) Due to:			June 30, 2021 versus June 30, 2020 Increase (Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$4	$(4)	$—	$(23)	$31	$8
Loans held-for-investment
Residential first mortgage	—	(2)	(2)	(3)	(16)	(19)
Home equity	1	(1)	—	(2)	(5)	(7)
Other	—	1	1	(5)	6	1
Total consumer loans	1	(2)	(1)	(6)	(19)	(25)
Commercial real estate	—	—	—	(12)	1	(11)
Commercial and industrial	1	—	1	(2)	(7)	(9)
Warehouse lending	(1)	(10)	(11)	(2)	58	56
Total commercial loans	(1)	(9)	(10)	(15)	51	36
Total loans held-for-investment	—	(11)	(11)	(21)	32	11
Loans with government guarantees	1	—	1	(12)	13	1
Investment securities	—	—	—	(3)	(13)	(16)
Interest-earning deposits and other	—	—	—	(1)	—	(1)
Total interest-earning assets	$5	$(15)	$(10)	$(65)	$68	$3
Interest-Bearing Liabilities
Interest-bearing deposits	$(2)	$—	$(2)	$(40)	$5	$(35)
Short-term FHLB advances and other borrowings	—	—	—	(8)	(4)	(12)
Long-term FHLB advances	—	—	—	(2)	2	—
Other long-term debt	(2)	—	(2)	(3)	(2)	(5)
Total interest-bearing liabilities	(3)	—	(3)	(52)	—	(52)
Change in net interest income	$8	$(15)	$(7)	$(13)	$68	$55

Comparison to Prior Quarter

    Net interest income for the three months ended June 30, 2021 was $183 million, a decrease of $7.0 million, or 3 percent as compared to the first quarter 2021. The results primarily reflect lower earning assets, driven by our warehouse and loans held-for-sale (LHFS) portfolios. Average earning assets declined $1.9 billion, or 7 percent, as warehouse balances were $1.0 billion, or 15 percent lower and LHFS declined $0.6 billion, or 8 percent. These declines were, partially offset by a favorable decrease in funding costs and broad-based increases in loan yields.

The net interest margin increased 8 basis points to 2.90 percent for the quarter ended June 30, 2021, as compared to 2.82 percent for the quarter ended March 31, 2021. Excluding the impact from LGG in forbearance that have not been repurchased and do not accrue interest, adjusted net interest margin expanded 4 basis points to 3.06 percent in the second quarter, compared to adjusted net interest margin of 3.02 percent in the prior quarter. The expansion in net interest margin was largely attributable to an increase in LHFS yields due to a mix shift to higher yielding products supporting our residential mortgage-backed securities program, higher LHFI yields and lower deposit costs. Retail banking deposit rates decreased 4 basis points primarily driven by the maturity of higher cost time deposits.

Average total deposits were $19.1 billion in the second quarter 2021, decreasing $973 million, or 5 percent, from the first quarter 2021. Average custodial deposits decreased $1.0 billion, or 14 percent primarily driven by decreasing mortgage payoff rates and actions taken to manage internal liquidity measures.

Comparison to Prior Year    to Date

    Net interest income for the six months ended June 30, 2021 was $371 million, an increase of $55 million as compared to the six months ended June 30, 2020. The 18 percent increase was driven by growth in average interest-earning assets led by the warehouse and LHFS portfolios. In addition, net interest margin increased 3 basis points to 2.86 percent for the six months ended June 30, 2021, as compared to 2.83 percent for the six months ended June 30, 2020 primarily driven by a lower cost of funds.
    Average interest-earnings assets increased $3.8 billion primarily driven by growth in our warehouse and LHFS portfolios which both benefited from the favorable mortgage environment and improvements in market share. Average LGG increased $1.6 billion driven by an increase in loans that have been repurchased or are eligible to be repurchased from GNMA due to forbearance.

    Average interest-bearing liabilities increased $25 million, driven by increases of $675 million and $269 million in government deposits and long-term FHLB borrowings, respectively, partially offset by a decrease of $618 million in short-term FHLB borrowings. The increase in average government deposits was driven by an increase in municipal deposits stemming from stimulus related to COVID-19 that allowed for the easing of municipality deposit limits. The increase in average long-term FHLB borrowings was used to fund asset growth while taking advantage of the lower interest rate environment. The decline in short term FHLB borrowings reflects our liquidity needs with a higher level of total deposits which increased $2.8 billion. The increase in total deposits was driven by higher custodial deposits as a result of growth in our subservicing portfolio and higher refinance activity. Additionally, average customer balances grew from the impact of COVID-19 on customer behavior and spending patterns.

Provision for Credit Losses

The benefit for credit losses was $44 million for the three months ended June 30, 2021, as compared to a $28 million benefit for credit losses for the three months ended March 31, 2021. The increase in the benefit is primarily driven by improved economic forecasts as a result of the continued vaccine rollout and the lifting of most COVID-19 restrictions and improvements in the performance of our portfolio, particularly those previously hit hardest by the pandemic. The release in provision in the second quarter of 2021 reflects our belief that although the economy still faces challenges, it has recovered substantially from the onset of the COVID-19 pandemic.

The benefit for credit losses was $72 million for the six months ended June 30, 2021, as compared to a provision for credit losses of $116 million for the six months ended June 30, 2020. The decrease is reflective of improved economic forecasts and credit conditions in 2021 as compared to 2020 when economic conditions were worsening as a result of the onset of the COVID-19 pandemic.

For further information on the provision for credit losses, see MD&A - Credit Quality.

Noninterest Income

    The following tables provide information on our noninterest income and other mortgage metrics:

	Three Months Ended,			Six Months Ended,
	June 30, 2021	March 31, 2021	Change	June 30, 2021	June 30, 2020	Change
	(Dollars in millions)
Net gain on loan sales	$168	$227	$(59)	$395	$393	$2
Loan fees and charges	37	42	(5)	79	61	$18
Net return on mortgage servicing rights	(5)	—	(5)	(5)	(2)	$(3)
Loan administration income	28	27	1	54	33	$21
Deposit fees and charges	8	8	—	17	16	$1
Other noninterest income	16	20	(4)	36	28	$8
Total noninterest income	$252	$324	$(72)	$576	$529	$47

	Three Months Ended,			Six Months Ended,
	June 30, 2021	March 31, 2021	Change	June 30, 2021	June 30, 2020	Change
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)(3)	$12,400	$12,300	$100	$24,800	$25,000	$(200)
Mortgage loans closed (3)	$12,800	$13,800	$(1,000)	$26,600	$20,700	$5,900
Mortgage loans sold and securitized (3)	$14,100	$13,700	$400	$27,800	$20,400	$7,400
Net margin on mortgage rate lock commitments (fallout-adjusted) (1)(2)	1.35%	1.84%	(0.49)%	1.60%	1.57%	0.03%
Net margin on loans sold and securitized	1.20%	1.65%	(0.45)%	1.42%	1.93%	(0.51)%
(1)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by estimates of the percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.
(2)Gain on sale margin is based on net gain on loan sales to fallout-adjusted mortgage rate lock commitments.
(3)Rounded to nearest hundred million.

Comparison to Prior Quarter

    Noninterest income decreased $72 million for the quarter ended June 30, 2021, compared to the quarter ended March 31, 2021, primarily due to the following:

•Net gain on loan sales decreased $59 million to $168 million, as compared to $227 million in the first quarter 2021. FOALs increased $0.1 billion, or 0.63 percent, to $12.4 billion while gain on sale margins decreased 49 basis points, to 1.35 percent for the second quarter 2021, as compared to 1.84 percent for the first quarter 2021 primarily driven by competitive factors and channel-mix based margin compression.

•Loan fees and charges decreased $5 million to $37 million for the second quarter of 2021, compared to $42 million for the first quarter 2021, primarily due to a 7 percent decrease in mortgage loans closed.

•Net loss on mortgage servicing rights was $5 million in the second quarter of 2021, a decline of $5 million compared to the first quarter of 2021. The current period includes an $8 million write-off of mortgage servicing right fair value for those LGG that were repurchased during the quarter. In addition, mortgage refinance activity continued to be elevated compared to historical norms which impacted prepayment speeds and overall net return on mortgage servicing rights.

Comparison to Prior Year    to Date

    Noninterest income increased $47 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the following:

•Net gain on loan sales increased $2 million, primarily due to $0.2 billion higher FOALs and a 2 basis points improvement in our gain on sale margin. This was driven by favorable market conditions beginning in the middle half second quarter of 2020 which allowed us to grow our direct retail channel and optimize profitability.

•Loan fees and charges increased $18 million primarily driven by an increase in retail closings along with higher subservicing ancillary fees as our portfolio has grown.

•Loan administration income increased $21 million, driven primarily by a decline in LIBOR-based fees paid to sub-servicing customers on custodial deposits along with $2 million higher subservice fee income due to an increase in the average number of loans being subserviced and an increase in the number of loans past due as a result of forbearance which are charged a higher servicing rate.

•Other noninterest income increased $8 million primarily driven by higher income from our CRA related SBIC funds and gains on other asset sales.

•Net return on mortgage servicing rights, including the impact of economic hedges, decreased $3 million. The current year-to-date period includes a $10 million write-off of mortgage servicing rights associated with LGG that we repurchased during the second quarter. In addition, mortgage refinance activity continued to be elevated compared to historical norms which impacted prepayment speeds and overall net return on mortgage servicing rights.

Noninterest Expense

    The following table sets forth the components of our noninterest expense:

	Three Months Ended,			Six Months Ended,
	June 30, 2021	March 31, 2021	Change	June 30, 2021	June 30, 2020	Change
	(Dollars in millions)
Compensation and benefits	$122	$144	$(22)	$266	$218	$48
Occupancy and equipment	50	46	4	95	85	10
Commissions	51	62	(11)	112	90	22
Loan processing expense	22	21	1	43	39	4
Legal and professional expense	11	8	3	20	11	9
Federal insurance premiums	4	6	(2)	10	13	(3)
Intangible asset amortization	3	3	—	5	7	(2)
Other noninterest expense	26	57	(31)	85	63	22
Total noninterest expense	$289	$347	$(58)	$636	$526	$110
Efficiency ratio	66.6%	67.7%	(1.1)%	67.2%	62.2%	5.0%
Number of FTE employees	5,503	5,418	85	5,503	4,641	862

Comparison to Prior Quarter

Noninterest expense decreased $58 million for the quarter ended June 30, 2021, compared to the quarter ended March 31, 2021 primarily due to the following:

•Other noninterest expense decreased $31 million from the prior quarter primarily driven by a $35 million final settlement expense for the DOJ Liability recognized in the first quarter of 2021. The quarter ended June 30, 2021 also includes $2 million of merger expenses.

•Compensation and benefits decreased $22 million from the prior quarter. This was primarily due to a $10 million benefit from an agreement to reduce the 2009 former CEO supplemental executive retirement plan liability, seasonally higher payroll taxes in the first quarter which did not reoccur and lower performance based compensation.

•Commissions decreased $11 million, primarily due to a 7 percent reduction in mortgage loan closings.

•Both Occupancy and equipment and legal and professional expenses increased by $3 million due to merger expenses.

Comparison to Prior Year    to Date

Noninterest expense increased $110 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 primarily due to the following:

•Compensation and benefits increased $48 million, primarily due to a 19 percent increase in average FTE which was impacted by hiring in default servicing given a ramp up in loss mitigation efforts to assist forbearance customers which began in the second quarter of 2020 and adding variable mortgage closing capacity along with an increase in incentive compensation attributed to stronger financial results.

•Commissions and loan processing expense increased $22 million and $4 million, respectively, primarily driven by $5.9 billion, or 28 percent, higher mortgage closings along with a shift in channel mix from TPO to retail which supports a higher gain on sale but also has higher commission rates and costs.

•Other noninterest expense increased $22 million primarily driven by the $35 million DOJ final settlement expense recognized during the six months ended June 30, 2021. This expenses was partially offset by certain performance-related earn out adjustments related to our Opes Advisors acquisition recognized during the six months ended June 30, 2020 which did not reoccur.

•Occupancy and equipment increased $10 million primarily related to higher software costs driven and $3 million of merger related expenses.

Provision for Income Taxes

    Our provision for income taxes for the quarter ended June 30, 2021, was $43 million and our effective tax rate was 22.5 percent, as compared to $45 million and an effective rate of 23.0 percent for the quarter ended March 31, 2021.

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

Our Community Banking segment has experienced strong growth during the current cycle driven by our warehouse portfolio which has benefited from the robust mortgage market. In addition, we continue to maintain our disciplined underwriting in this business.

	Three Months Ended,			Six Months Ended,
Community Banking	June 30, 2021	March 31, 2021	Change	June 30, 2021	June 30, 2020	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$149	$156	$(7)	$305	$237	$68
(Benefit) provision for credit losses	1	(14)	15	(13)	5	(18)
Net interest income after (benefit) provision for credit losses	148	170	(22)	318	232	86
Loan administration expense	—	—	—	—	(2)	2
Other noninterest income	15	18	(3)	34	28	6
Total noninterest income	15	18	(3)	34	26	8
Compensation and benefits	27	31	(4)	55	51	4
Commissions	1	1	—	1	1	—
Loan processing expense	2	1	1	3	3	—
Other noninterest expense	(1)	25	(26)	28	168	(140)
Total noninterest expense	29	58	(29)	87	223	(136)
Income before indirect overhead allocations and income taxes	134	130	4	266	35	231
Indirect overhead allocation	(9)	(10)	1	(19)	(20)	1
Provision for income taxes	26	25	1	52	3	49
Net income	$99	$95	$4	$195	$12	$183

Key Metrics
Number of FTE employees	1,155	1,273	(118)	1,155	1,282	(127)
Number of bank branches	158	158	—	158	160	(2)

Comparison to Prior Quarter

    The Community Banking segment reported net income of $99 million for the quarter ended June 30, 2021, compared to net income of $95 million for the quarter ended March 31, 2021. The $4 million increase was driven by the following:

•Net interest income declined $7 million due to a reduction in average interest earning assets primarily driven by lower average balances in our warehouse portfolio which declined $1.0 billion, or 15 percent.

•The benefit from credit losses was $1 million in the second quarter 2021, compared to a $15 million benefit in the prior quarter, primarily due to the $16 million recovery on a previously charged-off loan recorded in the first quarter of 2021.

•Other noninterest expense decreased $26 million due to less intersegment expense allocations resulting from the benefit for credit due to improved economic forecasts and the performance of our portfolio.

Comparison to Prior Year to Date

    The Community Banking segment reported net income of $195 million for the six months ended June 30, 2021, compared to $12 million for the six months ended June 30, 2020. The increase was driven by the following:

•Net interest income increased $68 million driven by higher average loan and deposit balances, led by our warehouse business partially offset by lower margins due to interest rate cuts which took place at the end of March 2020.

•Compensation and benefits expense increased $4 million primarily driven by higher incentive compensation in the first half of 2021 due to the continued strong financial performance, especially in our warehouse business, which was not seen in the first part of 2020 due to the initial impact of the COVID-19 pandemic.

•The benefit from credit losses was $13 million for the six months ended June 30, 2021 primarily due to the $16 million recovery on a previously charged-off loan. The $5 million provision for credit losses for the six months ended June 30, 2020 was primarily as a result of pre-pandemic loan growth.

•Other noninterest expense decreased $140 million driven by lower intersegment expense allocations related to the benefit from credit in 2021 as economic conditions have improved for the six months ended June 30, 2021 as compared to the economic conditions experienced during the onset of the pandemic resulting in a significant provision for credit losses for the six months ended June 30, 2020.

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

	Three Months Ended,			Six Months Ended,
Mortgage Originations	June 30, 2021	March 31, 2021	Change	June 30, 2021	June 30, 2020	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$58	$56	$2	$114	$98	$16
Benefit for credit losses	(2)	(2)	—	(4)	(5)	1
Net interest income after benefit for credit losses	60	58	2	118	103	15
Net gain on loan sales	168	227	(59)	395	393	2
Loan fees and charges	18	24	(6)	41	33	8
Loan administration expense	(9)	(10)	1	(20)	(15)	(5)
Net return on mortgage servicing rights	(5)	—	(5)	(5)	(2)	(3)
Other noninterest income	2	3	(1)	5	2	3
Total noninterest income	174	244	(70)	416	411	5
Compensation and benefits	49	54	(5)	103	69	34
Commissions	50	61	(11)	111	89	22
Loan processing expense	12	11	1	23	18	5
Other noninterest expense	20	22	(2)	42	82	(40)
Total noninterest expense	131	148	(17)	279	258	21
Income before indirect overhead allocations and income taxes	103	154	(51)	255	256	(1)
Indirect overhead allocation	(16)	(19)	3	(35)	(27)	(8)
Provision for income taxes	18	28	(10)	46	48	(2)
Net income	$69	$107	$(38)	$174	$181	$(7)

Key Metrics
Mortgage rate lock commitments (fallout-adjusted) (1)(2)	$12,400	$12,300	$100	$24,800	$25,000	$(200)
Noninterest expense to closing volume	1.02%	1.07%	(0.05)%	1.02%	1.36%	(0.34)%
Number of FTE employees	2,134	2,083	100	2,134	1,599	500
(1)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.
(2)Rounded to nearest hundred million.

Comparison to Prior Quarter

    The Mortgage Originations segment reported net income of $69 million for the quarter ended June 30, 2021 as compared to $107 million for the quarter ended March 31, 2021. The decrease was driven by the following:

•Net gain on loan sales decreased $59 million to $168 million, as compared to $227 million in the first quarter 2021. Gain on sale margins decreased by 49 basis points, to 1.35 percent for the second quarter 2021, as compared to 1.84 percent for the first quarter 2021 primarily driven by competitive factors and channel mix-based margin compression.
•Net return on mortgage servicing rights decreased $5 million primarily due to a higher write-off of mortgage servicing right fair value for those LGG that were repurchased during the second quarter.

•Commissions decreased $11 million, primarily due to a 7 percent reduction in mortgage loan closings.

Comparison to Prior Year to Date

    The Mortgage Originations segment reported net income of $174 million for the six months ended June 30, 2021 and $181 million for the six months ended June 30, 2020. The decrease was driven by the following:

•Net interest income increased $16 million primarily due to $1.7 billion higher average LHFS balances resulting from a 28 percent increase in mortgage closings.

•Loan fees and charges, commissions and loan processing expense all increased due to $5.9 billion, or 28 percent higher closings and increased retail mix.

•Compensation and benefits increased $34 million primarily due to higher average FTE to support business growth.

•Other noninterest expense decreased $40 million primarily driven by lower intersegment expense allocations related to the benefit from credit in 2021 as economic conditions have improved for the six months ended June 30, 2021 as compared to the economic conditions experienced during the onset of the pandemic resulting in a significant provision for credit losses for the six months ended June 30, 2020.

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

	Three Months Ended,			Six Months Ended,
Mortgage Servicing	June 30, 2021	March 31, 2021	Change	June 30, 2021	June 30, 2020	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$3	$4	$(1)	$7	$8	$(1)

Loan fees and charges	19	18	$1	37	28	$9
Loan administration income	40	40	$—	80	72	$8
Total noninterest income	59	58	1	117	100	17
Compensation and benefits	16	16	—	32	21	11
Loan processing expense	8	8	—	15	16	(1)
Other noninterest expense	21	22	(1)	44	36	8
Total noninterest expense	45	46	(1)	91	73	18
Income before indirect overhead allocations and income taxes	17	16	1	33	35	(2)
Indirect overhead allocation	(5)	(6)	1	(10)	(11)	1
Provision for income taxes	3	2	1	5	5	—
Net income	$9	$8	$1	$18	$19	$(1)

Key Metrics
Average number of residential loans serviced (1)	1,165,000	1,117,000	48,000	1,165,000	1,066,000	99,000
Number of FTE employees	730	721	9	730	507	223
(1)Rounded to nearest thousand.

    The following table presents loans serviced and the number of accounts associated with those loans:

	June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Loan Servicing
Subserviced for others (2)	$211,775	975,467	$197,053	921,126	$178,606	867,799	$180,981	893,559	$174,517	854,693
Serviced for others (3)	34,263	139,029	40,402	160,511	38,026	151,081	37,908	148,868	29,846	122,779
Serviced for own loan portfolio (4)	9,685	67,988	9,965	66,363	10,079	66,519	8,469	62,486	9,211	64,142
Total loans serviced	$255,723	$1,182,484	$247,420	1,148,000	$226,711	1,085,399	$227,358	1,104,913	$213,574	1,041,614
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

Comparison to Prior Quarter

The Mortgage Servicing segment reported net income of $9 million for the quarter ended June 30, 2021, compared to net income of $8 million for the quarter ended March 31, 2021 as a result of a consistent number of loans serviced and slightly higher ancillary fees.

Comparison to Prior Year to Date

The Mortgage Servicing segment reported net income of $18 million for the six months ended June 30, 2021, compared to net income of $19 million for the six months ended June 30, 2020. The $1 million decrease in net income was driven by a $17 million increase in noninterest income primarily driven by higher ancillary fee income and a decline in LIBOR-based fees paid to sub-servicing customers on custodial deposits. This was more than offset by an $18 million increase in noninterest expenses as a result of an increase in FTE and the average number of loans serviced which drove compensation and benefits and other noninterest expense higher.

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

	Three Months Ended,			Six Months Ended,
Other	June 30, 2021	March 31, 2021	Change	June 30, 2021	June 30, 2020	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$(27)	$(27)	$—	$(55)	$(27)	$(28)
(Benefit) provision for credit losses	(43)	(12)	(31)	(55)	116	(171)
Net interest income after (benefit) provision for credit losses	16	(15)	31	—	(143)	143
Loan administration expense	(3)	(3)	—	(6)	(22)	16
Other noninterest income	7	7	—	14	14	—
Total noninterest income	4	4	—	8	(8)	16
Compensation and benefits	30	43	(13)	76	77	(1)
Loan processing expense	—	1	(1)	2	2	—
Other noninterest expense	54	51	3	101	(107)	208
Total noninterest expense	84	95	(11)	179	(28)	207
Income before indirect overhead allocations and income taxes	(64)	(106)	42	(171)	(123)	(48)
Indirect overhead allocation	30	35	(5)	64	58	6
Provision for income taxes	(4)	(10)	6	(16)	(14)	(2)
Net loss	$(30)	$(61)	$31	$(91)	$(51)	$(40)

Key Metrics
Number of FTE employees	1,484	1,340	144	1,484	1,143	341

Comparison to Prior Quarter

    The Other segment reported a net loss of $30 million, for the quarter ended June 30, 2021, compared to a net loss of $61 million for the quarter ended March 31, 2021. The $31 million lower loss was primarily driven by a $35 million final settlement expense for the DOJ Liability recorded in the first quarter. A benefit for credit losses of $43 million was recorded in the second quarter of 2021 driven by improved economic forecasts as a result of the continued vaccine rollout and the lifting of most COVID-19 restrictions and improvements in the performance of our portfolio, particularly those previously hit hardest by the pandemic. The (benefit) provision for credit losses is directly allocated to the other applicable segments through other noninterest expense. The majority of all other activity within the Other segment largely offsets and is allocated back to the operating segments, recorded as a contra other noninterest expense.

Comparison to Prior Year to Date

    The Other segment reported a net loss of $91 million, for the quarter ended June 30, 2021, compared to a net loss of $51 million for the quarter ended June 30, 2020. The $40 million decrease was primarily due to a $28 million decrease in net interest income as a result of the Bank’s overall asset sensitive position and the lower average rates during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 and the $35 million final settlement expense for the DOJ Liability recorded in 2021. The benefit for credit losses was $55 million in the second quarter 2021 compared to a provision of $116 million in the second quarter 2020. The variance is the result of improving economic forecasts as compared to forecasts at the initial onset of the pandemic. The difference between the consolidated provision for credit losses and the sum of total net charge-offs and the change in loan balances is assigned to the Other segment. This amount includes changes related to the economic forecasts, model changes, qualitative adjustments and credit downgrades. The provision for credit losses is then directly allocated to the other applicable segments through other noninterest expense. The majority of all other activity within the Other segment largely offsets and is allocated back to the operating segments, recorded as contra other noninterest expense.

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

    We maintain credit limits in compliance with regulatory requirements. Under HOLA, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 plus Tier 2 capital and any portion of the ACL not included in the Tier 2 capital. This limit was $432 million as of June 30, 2021. We maintain a more conservative maximum internal Bank credit limit than required by HOLA, of $100 million to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships which have a higher internal Bank limit of $150 million. During 2020, the Board approved the extension of short-term “overlines” to certain warehouse borrowers as all advances are fully collateralized by residential mortgage loans and this asset class has had very low levels of historical loss, resulting in a temporary increase of the warehouse borrower limit to $200 million. We have a tracking and reporting process to monitor lending concentration levels, and all new commercial credit exposures to a single or related borrower that exceed $50 million and all new warehouse credit exposures to a single or related borrower that exceed $75 million must be approved by the Board of Directors.

    Our commercial loan portfolio has been built on our relationship-based lending strategy. We provide financing and banking products to our commercial customers in our core banking footprint and will follow those established customer relationships to meet their financing needs in areas outside of our footprint. We have also formed relationship lending on a national scale through our home builder finance and warehouse lending businesses. At June 30, 2021, we had $10.4 billion in our commercial loan portfolio with our warehouse lending and home builder finance businesses accounting for 64 percent of the total. Of the remaining commercial loans in our portfolio, the majority of CRE and C&I loans were with customers who have established relationships within our core banking footprint.

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

    The consumer loan portfolio has been built on strong underwriting criteria and within concentration limits intended to diversify our risk profile. We have built our consumer loan portfolio by adding high quality first mortgage loans to our balance sheet making up 49 percent of our total consumer loan portfolio at June 30, 2021.

Loans Held-for-Investment

    The following table summarizes the amortized cost of our LHFI by category:

	June 30, 2021	% of Total	December 31, 2020	% of Total	Change
	(Dollars in millions)
Consumer loans
Residential first mortgage	$1,794	12.8%	$2,266	14.0%	$(472)
Home equity (1)	717	5.1%	856	5.2%	(139)
Other	1,133	8.1%	1,004	6.2%	129
Total consumer loans	3,644	25.9%	4,126	25.4%	(482)
Commercial loans
Commercial real estate	3,169	22.6%	3,061	18.9%	108
Commercial and industrial	1,376	9.8%	1,382	8.5%	(6)
Warehouse lending	5,863	41.7%	7,658	47.2%	(1,795)
Total commercial loans	10,408	74.1%	12,101	74.6%	(1,693)
Total loans held-for-investment	$14,052	100.0%	$16,227	100.0%	$(2,175)
(1)Includes second mortgages, HELOCs and HELOANs.

    The decrease in our commercial loan portfolio of $1.7 billion, or 14 percent, is mainly due to warehouse repayments outpacing advances from December 31, 2020 to June 30, 2021. Our consumer loan portfolio decreased $482 million, or 12 percent, from December 31, 2020 to June 30, 2021 as a $129 million increase in other consumer loans was more than offset by a $472 million decrease in residential first mortgage loans due to higher refinance activity and lower new closings to the HFI portfolio.

    Residential first mortgage loans. We originate or purchase various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of June 30, 2021, loans in this portfolio had an average current FICO score of 738 and an average current LTV of 55 percent.

    The following table presents amortized cost of our total residential first mortgage LHFI by major category:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and current FICO scores (2):
Equal to or greater than 660	$1,085	$1,408
Less than 660	56	65
80% and greater and current FICO scores (2):
Equal to or greater than 660	542	685
Less than 660	111	108
Total	$1,794	$2,266
Geographic region
California	$580	$806
Michigan	456	435
Texas	105	150
Florida	89	108
Washington	74	126
New York	46	55
Colorado	40	57
Illinois	36	51
Arizona	30	50
Indiana	29	34
Other	308	394
Total	$1,793	$2,266
(1)LTVs reflect loan balance at the date reported, as a percentage of property values as appraised at loan closing.
(2)FICO scores are updated at least on a quarterly basis or more frequently, if available.

    The following table presents amortized cost of our total residential first mortgage LHFI as of June 30, 2021, by year of closing:

	2021	2020	2019	2018	2017 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans	$206	$325	$481	$217	$866	$2,095
Percent of total	9.8%	15.5%	23.0%	10.4%	41.3%	100.0%

    Home equity. Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans require full documentation and are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 700. Second mortgage loans and HELOANs are fixed rate loans and are available with terms up to 20 years. HELOC loans are variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. As of June 30, 2021, loans in this portfolio had an average current FICO score of 749 and an average CLTV of 61 percent. At June 30, 2021, HELOCs and HELOANs in a first lien position totaled $203 million.

    Other consumer loans. Our other consumer loan portfolio consists of secured and unsecured loans originated through our indirect lending business, third party closings and our Community Banking segment.

The following table presents amortized cost of our other consumer loan portfolio by purchase type:

	June 30, 2021		December 31, 2020
	Balance	% of Portfolio	Balance	% of Portfolio
	(Dollars in millions)
Indirect lending	$866	76%	$744	74%
Point of sale	225	20%	211	21%
Other	42	4%	49	5%
Total other consumer loans	$1,133	100%	$1,004	100%

    Other consumer loans were $1.1 billion and $1.0 billion at June 30, 2021 and December 31, 2020, respectively. Our non-auto, boat and recreational vehicle indirect lending businesses were consistent with the prior quarter; as of June 30, 2021, 67 percent is secured by boats and 33 percent are secured by recreational vehicles and our point of sale portfolio. As of June 30, 2021, loans in our indirect portfolio had an average current FICO score of 749. Point of sale loans consist of unsecured consumer installment loans through a third-party financial technology company who also provides us a level of credit loss protection.

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

    Our national home builder finance program within our commercial portfolio contained $2.0 billion in commitments with $838 million in outstanding loans as of June 30, 2021. Certain of these loans are collateralized and included in our CRE portfolio while the remaining loans are unsecured and included in our C&I portfolio.

    As of June 30, 2021, our CRE portfolio included $175 million of SNCs and one leveraged lending loan of $4 million. The SNC portfolio had sixteen borrowers with an average amortized cost of $15 million and an average commitment of $17 million. There were no nonperforming SNC or leveraged loans as of June 30, 2021, and no SNC or leveraged loans outstanding were rated as special mention or substandard.

    The following table presents amortized cost of our total CRE LHFI by collateral location and collateral type:

	MI	TX	CA	OH	CO	Other	Total	% by collateral type
	(Dollars in millions)
June 30, 2021
Home builder	$32	$186	$130	$—	$50	$308	$706	22.3%
Owner occupied	247	1	26	1	—	66	341	10.8%
Multi family	241	106	55	64	28	99	593	18.7%
Retail (1)	163	—	4	54	1	67	289	9.1%
Office	188	14	—	4	2	41	249	7.9%
Hotel	156	—	25	27	—	99	307	9.7%
Senior living facility	100	25	—	51	10	43	229	7.2%
Industrial	64	—	28	—	22	36	150	4.7%
Parking garage/lot	80	9	1	—	1	35	126	4.0%
Land-residential (2)	—	—	7	—	—	5	12	0.4%
Shopping Mall	—	—	16	—	—	—	16	0.5%
Single family residence (3)	2	—	—	—	—	5	7	0.2%
All other (4)	8	46	30	—	24	36	144	4.5%
Total	$1,281	$387	$322	$201	$138	$840	$3,169	100.0%
Percent by state	40.4%	12.2%	10.2%	6.3%	4.4%	26.5%	100.0%
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

    As of June 30, 2021, our C&I portfolio included $633 million of SNCs. We are the lead bank on 21 percent of the SNCs. The finance and insurance sector and the services sector comprised the majority of the portfolio's NBV with 44 and 28 percent of the balance, respectively. The SNC portfolio had forty-nine borrowers with an average amortized cost of $13 million and an average commitment of $30 million. There were no NPLs, $1 million of loans were rated as special mention, and loans totaling $22 million of amortized cost were rated as substandard as of June 30, 2021.

    As of June 30, 2021, our C&I portfolio included $275 million of leveraged lending, of which $139 million were SNCs. The manufacturing sector comprised 53 percent of the leveraged lending portfolio, and the financial and insurance sector comprised 21 percent. There were $17 million in NPLs as of June 30, 2021, and loans totaling $36 million and $29 million were rated as special mention and substandard, respectively. Included in the financial and insurance sector within our C&I portfolio are $188 million in loans outstanding to 5 borrowers that are collateralized by MSR assets. Our amounts outstanding to those borrowers range from $0 million to $85 million and the ratio of the loan outstanding to the fair market value of the collateral ranges from 17 percent to 53 percent.

    The following table presents amortized cost of our total C&I LHFI by borrower's geographic location and industry type as defined by North American Industry Classification System:

	MI	FL	MN	NY	TX	SC	CA	OH	WI	IN	Other	Total	% by industry
	(Dollars in millions)
June 30, 2021
Financial & Insurance	$19	$76	$85	$30	$80	$68	$16	$16	$18	$15	$69	$492	35.8%
Services	110	—	22	—	1	—	11	2	—	4	116	266	19.3%
Manufacturing	176	—	—	18	—	—	5	30	5	—	44	278	20.2%
Home Builder Finance	—	80	—	39	—	—	20	—	—	—	—	139	10.1%
Rental & Leasing	85	—	—	—	—	—	—	—	—	—	14	99	7.2%
Distribution	39	—	—	—	—	—	6	1	—	1	16	63	4.6%
Healthcare	2	—	—	—	—	—	1	1	—	—	5	9	0.7%
Government & Education	2	—	—	—	—	—	2	—	—	—	12	16	1.2%
Servicing Advances	—	—	—	—	—	—	—	—	—	—	10	10	0.7%
Commodities	1	—	—	—	—	—	—	—	—	1	2	4	0.3%
Total	$434	$156	$107	$87	$81	$68	$61	$50	$23	$21	$288	$1,376	100.0%
Percent by state	31.6%	11.3%	7.8%	6.3%	5.9%	4.9%	4.4%	3.6%	1.7%	1.5%	21.0%	100.0%

    Warehouse lending. We have a national platform with relationship managers across the country. We offer warehouse lines of credit to other mortgage lenders which allow the lender to fund the closing of residential mortgage loans. Each extension, advance, or draw-down on the line is fully collateralized by residential mortgage loans and is paid off when the lender sells the loan to an outside investor or, in some instances, to the Bank. In response to COVID-19, we have lowered the advance rate for loans that we believe have higher risk.

    Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at June 30, 2021 was $11.0 billion, of which $5.9 billion was outstanding, compared to $8.1 billion at June 30, 2020, of which $5.2 billion was outstanding.

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
Nonperforming assets

    The following table sets forth our nonperforming assets:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
LHFI
Residential first mortgage	$36	$23
Home equity	6	3
Other consumer	2	2
Commercial real estate	2	3
Commercial and industrial	17	15
Total nonperforming LHFI	63	46
TDRs
Residential first mortgage	9	8
Home equity	2	2
Total nonperforming TDRs	11	10
Total nonperforming LHFI and TDRs (1)	74	56
Real estate and other nonperforming assets, net	6	8
LHFS	9	9
Total nonperforming assets	$89	$73
Nonperforming assets to total assets (2)	0.30%	0.21%
Nonperforming LHFI and TDRs to LHFI	0.53%	0.34%
Nonperforming assets to LHFI and repossessed assets (2)	0.57%	0.40%
(1)Includes less than 90 day past due performing loans placed on nonaccrual. Interest is not being accrued on these loans.
(2)Ratio excludes LHFS, which are recorded at fair value.

    The following table sets forth activity related to our total nonperforming LHFI and TDRs:

	Three Months Ended,		Six Months Ended,
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
	(Dollars in millions)		(Dollars in millions)
Beginning balance	$60	$56	$56	$26
Additions	23	10	33	22
Reductions	—	—	—	—
Principal payments	(7)	(3)	(10)	(7)
Charge-offs	(1)	(1)	(2)	(2)
Return to performing status	—	(2)	(2)	(6)
Transfers to REO	—	—	—	—
Total nonperforming LHFI and TDRs (1)	$75	$60	$75	$33
(1)Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

Delinquencies

    The following table sets forth loans 30-89 days past due in our LHFI portfolio:

	June 30, 2021		December 31, 2020
	Amount	% of LHFI	Amount	% of LHFI
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$6	0.04%	$8	0.05%
Home equity	3	0.02%	2	0.01%
Other consumer	3	0.02%	5	0.03%
Total consumer loans	12	0.09%	15	0.09%
CRE	—	—%	20	0.12%
C&I	—	—%	2	0.01%
Total commercial loans	—	—%	22	0.13%
Total performing loans past due 30-89 days	$12	0.09%	$37	0.22%

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

    The table below summarizes borrowers in our consumer loan portfolios that are in forbearance or were granted a payment deferral:

	As of June 30, 2021			As of March 31, 2021
	Number of Borrowers	UPB	Percent of Portfolio	Number of Borrowers	UPB	Percent of Portfolio
	(Dollars in millions)
Loans Held-For-Investment
Consumer loans
Residential first mortgage	536	$143	8.1%	660	$189	10.6%
Home equity	155	16	2.2%	168	15	3.7%
Other consumer	115	5	0.4%	120	4	1.3%
Total consumer loan deferrals/forbearance	806	$164	4.5%	948	208	6.7%

Loans Held-For-Sale
Residential first mortgage	88	$37	0.6%	84	$39	0.6%

There were no commercial borrowers in payment deferral as of June 30, 2021.

The table below summarizes the percent of our residential loan servicing portfolio in forbearance as of June 30, 2021:

			Loans in Forbearance
			Borrowers making January, February and March Payments		Remaining Borrowers		Total Loans in Forbearance
	Total Population
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Percent of UPB	Percent of Accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$211,775	975,467	$1,150	6,025	$10,617	49,255	5.6%	5.7%
Serviced for others (3) (4)	34,263	139,028	222	1,057	1,782	7,131	5.8%	5.9%
Serviced for own loan portfolio (5)	9,686	67,989	57	369	982	4,244	10.7%	6.8%
Total loans serviced	$255,724	1,182,484	$1,429	7,451	$13,381	60,630	5.8%	5.8%
(1)UPB, net of write downs, does not include premiums or discounts.
(2)Loans subserviced for a fee for non-Flagstar owned loans or MSRs. Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs.
(3)Loans for which Flagstar owns the MSR.
(4)Of the $1.0 billion of GNMA repurchase options on the balance sheet as of June 30, 2021, $642 million relates to loans in forbearance and are included in remaining borrowers.
(5)Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage), and LGG (residential first mortgage). Approximately $840 million, or 81 percent, of the $1.0 billion of total loans in forbearance within the serviced for own loan portfolio relate to loans with government guarantees in forbearance that were repurchased and carry little credit risk.

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

    The following table sets forth a summary of TDRs by performing status:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Performing TDRs
Consumer Loans
Residential first mortgage	$21	$19
Home equity	10	12
Total consumer loans	31	31
Commercial Loans
Commercial real estate	—	5
Commercial and industrial	—	—
Total commercial loans	—	5
Total performing TDRs	31	36
Nonperforming TDRs
Nonperforming TDRs	6	4
Nonperforming TDRs, performing for less than six months	7	6
Total nonperforming TDRs	13	10
Total TDRs	$44	$46

At June 30, 2021 our total TDR loans were consistent with December 31, 2020, primarily due to principal payments and payoffs out pacing new additions. Of our total TDR loans, 70 percent and 77 percent were in performing status at June 30, 2021 and December 31, 2020, respectively. For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Credit Losses

The ACL represents Management's estimate of lifetime losses in our LHFI portfolio which have not yet been realized. For further information see Note 1 - Basis of Presentation and Note 4 - Loans Held-for-Investment.

The following tables present the changes in the ACL balance for the three months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (2)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Beginning allowance balance	$45	$20	$33	$84	$55	$4	$241	$24	$265
Provision (benefit) for credit losses:
Loan volume	6	(1)	2	2	—	(1)	8	(6)	2
Economic forecast (3)	(1)	(1)	2	(13)	(4)	—	(17)	—	(17)
Credit (4)	3	1	1	(14)	—	—	(9)	—	(9)
Qualitative factor adjustments (5)	(5)	(2)	—	(1)	(13)	—	(21)	—	(21)
Charge-offs	(1)	—	(1)	—	—	—	(2)	—	(2)
Recoveries	—	1	—	—	—	—	1	—	1
Provision for net charge-offs	$1	$(1)	$1	$—	$—	$—	1	$—	1
Ending allowance balance	$48	$17	$38	$58	$38	$3	$202	$18	$220
          (1) Includes loans with government guarantees where insurance limits may result in a loss in excess of all or part of the guarantee.
          (2) Excludes loans carried under the fair value option.
          (3) Includes changes in the lifetime loss rate based on current economic forecasts as compared to forecasts used in the prior quarter.
          (4) Includes changes in the probability of default and severity of default based on current borrower and guarantor characteristics, as well as individually evaluated reserves.
          (5) Includes $9 million of unallocated reserve attributed to various portfolios for presentation purposes.

	Six Months Ended June 30, 2021
	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (2)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Beginning allowance balance	$49	$25	$39	$84	$51	$4	$252	$28	$280
Provision (benefit) for credit losses:
Loan volume	3	(2)	3	3	1	(1)	7	(10)	(3)
Economic forecast (3)	(4)	(3)	(1)	(2)	(9)	—	(19)	—	(19)
Credit (4)	6	2	1	(22)	(1)	—	(14)	—	(14)
Qualitative factor adjustments (5)	(6)	(5)	(4)	(5)	(4)	—	(24)	—	(24)
Charge-offs	(3)	(1)	(2)	—	(1)	—	(7)	—	(7)
Recoveries	1	—	2	—	16	—	19	—	19
Provision for net charge-offs	$2	$1	$—	$—	$(15)	$—	(12)	$—	(12)
Ending allowance balance	$48	$17	$38	$58	$38	$3	$202	$18	$220
          (1) Includes loans with government guarantees where insurance limits may result in a loss in excess of all or part of the guarantee.
(2) Excludes loans carried under the fair value option.
(3) Includes changes in the lifetime loss rate based on current economic forecasts as compared to forecasts used in the prior quarter.
(4) Includes changes in the probability of default and severity of default based on current borrower and guarantor characteristics, as well as individually evaluated reserves.
(5) Includes $9 million of unallocated reserve attributed to various portfolios for presentation purposes.

The ACL was $220 million at June 30, 2021, compared to $265 million at March 31, 2021. The decrease in the allowance primarily reflects changes in our economic forecast and judgment we applied related to those forecasts and underlying borrower credit as a result of the ongoing COVID-19 pandemic. We utilized the Moody’s June scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. The resulting composite forecast for the second quarter of 2021 was improved as compared to the scenario used in the first quarter 2021. Unemployment ends 2021 at 6 percent and will continue to recover in 2022. GDP recovers throughout 2021 from current levels and does not return to pre-COVID level until 2024. HPI stays flat throughout 2021. Qualitative adjustments reflect best estimate of COVID-19 impact on portfolios including estimated impact of government stimulus, forbearance/payment holidays and Fed programs. We judgmentally decreased the qualitative reserves by $21 million, driven by a decrease in the model output from Moody's adverse scenario, improvement in credit performance of previously identified industries and borrowers we believed could be more exposed to the stressful conditions in our forecast and decreased loans in forbearance, partially offset by our judgment regarding residual economic uncertainty.

    The ACL as a percentage of LHFI was 1.6 percent as of June 30, 2021 compared to 1.7 percent as of December 31, 2020. Excluding warehouse, the allowance as a percentage of LHFI was 2.6 percent at June 30, 2021 compared to 3.2 percent at December 31, 2020. The slight decrease in the allowance, as a percentage of LHFI is reflective of the improvement in the economic and credit forecast used during the period and the performance of our portfolio. At June 30, 2021, we had a 2.9 percent and 1.1 percent allowance coverage on our consumer loan portfolio and our commercial loan portfolio, respectively.

The following tables set forth certain information regarding the allocation of our allowance to each loan category, including the allowance amount as a percentage of amortized cost and average loan life:

	June 30, 2021
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of Loan Portfolio	Weighted Average Loan Life (in years)
Consumer loans
Residential first mortgage	$1,778	12.7%	$48	2.7%	5
Home equity	716	5.1%	17	2.4%	3
Other consumer	1,133	8.1%	39	3.4%	3
Total consumer loans	3,627	25.9%	104	2.9%
Commercial loans
Commercial real estate	$3,169	22.6%	$69	2.2%	1
Commercial and industrial	1,376	9.8%	42	3.1%	2
Warehouse lending	5,863	41.7%	5	0.1%	—
Total commercial loans	10,408	74.1%	116	1.1%
Total consumer and commercial loans	$14,035	100.0%	$220	1.6%
Total consumer and commercial loans excluding warehouse	$8,172	N/M	$215	2.6%
(1) Excludes loans carried under the fair value option.
(2) Includes ALLL and reserve for unfunded commitments.

	December 31, 2020
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of Loan Portfolio	Weighted Average Loan Life (in years)
Consumer loans
Residential first mortgage	$2,251	13.9%	$49	2.2%	4
Home equity	854	5.3%	25	2.9%	3
Other consumer	1,004	6.2%	40	4.0%	3
Total consumer loans	4,109	25.4%	114	2.8%
Commercial loans
Commercial real estate	$3,060	18.9%	$103	3.4%	2
Commercial and industrial	1,382	8.5%	57	4.1%	2
Warehouse lending	7,658	47.2%	6	0.1%	—
Total commercial loans	12,100	74.6%	166	1.4%
Total consumer and commercial loans	$16,209	100.0%	$280	1.7%
Total consumer and commercial loans excluding warehouse	$8,551	N/M	$274	3.2%
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

June 30, 2021
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$795	$93	13.3%
Constant	702	—	—%
December 31, 2020
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$791	$94	13.5%
Constant	697	—	—%

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

June 30, 2021					December 31, 2020
Scenario	EVE	EVE %	$ Change	% Change	Scenario	EVE	EVE %	$ Change	% Change	Policy Limits for % Change
(Dollars in millions)
300	$4,246	15.8%	$943	28.6%	300	$3,948	12.7%	$890	29.1%	(22.5)%
200	$4,009	14.9%	$706	21.4%	200	$3,755	12.1%	$697	22.8%	(15.0)%
100	$3,709	13.8%	$406	12.3%	100	$3,474	11.2%	$416	13.6%	(7.5)%
Current	$3,303	12.3%	$—	—%	Current	$3,058	9.9%	$—	—%	—%

    Our balance sheet exhibits asset sensitivity in various interest rate scenarios. The increase in EVE as rates rise is the result of the amount of assets that would be expected to reprice exceeding the amount of liabilities expected to reprice. At June 30, 2021 and December 31, 2020, for each scenario shown, the percentage change in our EVE is within our Board policy limits.

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

Parent Company Liquidity

    The Company currently obtains its liquidity primarily from dividends from the Bank. The primary uses of the Company's liquidity are debt service, operating expenses and the payment of cash dividends to shareholders, which were increased to $0.06 per share in the first quarter 2021. The Company holds $150 million of subordinated debt which is scheduled to mature on November 1, 2030. During June 2021, the Bank remitted a $200 million payment to the Company and at June 30, 2021, held $225 million of cash on deposit at the Bank which is sufficient to cover the cash outflows needed to service the subordinated debt, pay dividends and cover the operating expenses of the Company for approximately 10 years.

    The OCC and the FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. Whether an application or notice is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the dividend. Additional restrictions on dividends apply if the Bank fails the QTL test. As of June 30, 2021, the Bank is in compliance with the QTL test. At June 30, 2021, the Bank is able to pay dividends to the holding company of approximately $595 million without submitting an application to the OCC and remain well capitalized.

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

    Further, other sources of liquidity include our LHFS portfolio and unencumbered investment securities. We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan closings are readily convertible to cash, either by selling them as part of our monthly agency sales, RMBS, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. In addition, we have the ability to sell unencumbered investment securities or use them as collateral. At June 30, 2021, we had $1.9 billion available in unencumbered investment securities.

    Our primary measure of liquidity is a ratio of ready liquidity to volatile funding, the volatile funds coverage ratio (“VFCR”). The VFCR is a liquidity coverage ratio that is customized to our business and ensures we have adequate coverage to meet our liquidity needs during times of liquidity stress. Volatile funds are the portion of the Bank’s funding identified as being at a higher risk of runoff in times of stress. Ready liquidity consists of cash on reserve at the Federal Reserve and unused borrowing capacity provided by the loan and investments portfolios. The VFCR is calculated, reported, and forecasted daily as part of our liquidity management framework and as of June 30, 2021 was 110 percent and in compliance with our internal policy limit.

    Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is funded with stable core deposits whereas our warehouse loans and LHFS may be funded with FHLB borrowings and custodial deposits. Warehouse loans are typically more liquid than other loan assets, as loans are paid within a short amount of time, when the lender sells the loan to an outside investor or, in some instances, to the Bank. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's average HFI loan-to-deposit ratio, was 71.8 percent as of June 30, 2021. Excluding warehouse loans, which have draws that typically pay off within a few weeks, and custodial deposits, which represent mortgage escrow accounts on deposit with the Bank, the average HFI loan-to-deposit ratio was 64.3 percent as of June 30, 2021.

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

    The following table presents primary sources of funding as of the dates indicated:

	June 30, 2021	December 31, 2020	Change
	(Dollars in millions)
Retail deposits	$9,857	$9,971	$(114)
Government deposits	1,980	1,765	215
Wholesale deposits	1,163	1,031	132
Custodial deposits	5,661	7,206	(1,545)
Total deposits	18,661	19,973	(1,312)
FHLB advances and other short-term debt	3,295	5,100	(1,805)
Other long-term debt	396	641	(245)
Total borrowed funds	3,691	5,741	(2,050)
Total funding	$22,352	$25,714	$(3,362)

    The following table presents certain liquidity sources and borrowing capacity as of the dates indicated:

	June 30, 2021	December 31, 2020	Change
	(Dollars in millions)
Federal Home Loan Bank advances
Outstanding advances	$2,630	$4,615	$(1,985)
Line of credit	—	—	—
Total used borrowing capacity	$2,630	$4,615	$(1,985)
Borrowing capacity:
Line of credit	$30	$30	$—
Collateralized borrowing capacity	3,853	2,360	1,493
Total unused borrowing capacity	$3,883	$2,390	$1,493

FRB discount window
Collateralized borrowing capacity	$1,484	$1,374	$110

Unencumbered investment securities
Agency - Commercial (1)	$948	$1,263	$(315)
Agency - Residential (1)	821	815	6
Municipal obligations	21	23	(2)
Corporate debt obligations	59	62	(3)
Other	1	1	—
Total unencumbered investment securities	1,850	2,164	(314)
Total liquidity sources and borrowing capacity	$9,847	$10,543	$(696)
    (1) These are not currently pledged to the FHLB but are eligible to be pledged, at our discretion.

Deposits

    The following table presents the composition of our deposits:

	June 30, 2021		December 31, 2020
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Savings accounts	$3,614	19.4%	$3,437	17.2%	$177
Certificates of deposit/CDARS (1)	1,075	5.8%	1,355	6.8%	(280)
Demand deposit accounts	1,825	9.8%	1,726	8.6%	99
Money market demand accounts	498	2.7%	490	2.5%	8
Total branch retail deposits	7,012	37.6%	7,008	35.1%	4
Commercial deposits (2)
Demand deposit accounts	1,999	10.7%	2,294	11.5%	(295)
Savings accounts	510	2.7%	461	2.3%	49
Money market demand accounts	335	1.8%	208	1.0%	127
Total commercial retail deposits	2,844	15.2%	2,963	14.8%	(119)
Total retail deposits	$9,856	52.8%	$9,971	49.9%	$(115)
Government deposits
Savings accounts	$864	4.6%	$778	3.9%	$86
Demand deposit accounts	553	3.0%	529	2.6%	24
Certificates of deposit/CDARS (1)	564	3.0%	458	2.3%	106
Total government deposits	1,981	10.6%	1,765	8.8%	216
Custodial deposits (3)	5,661	30.3%	7,206	36.1%	(1,545)
Wholesale deposits	1,163	6.2%	1,031	5.2%	132
Total deposits (4)	$18,661	100.0%	$19,973	100.0%	$(1,312)
(1)The aggregate amount of CD with a minimum denomination of $100,000 was approximately $1.2 billion and $1.3 billion at June 30, 2021 and December 31, 2020, respectively.
(2)Contains deposits from commercial and business banking customers.
(3)Represents investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others that have been placed on deposit with the Bank.
(4)Total exposure related to uninsured deposits over $250,000 was approximately $5.6 billion and $5.9 billion at June 30, 2021 and December 31, 2020, respectively.

    Total deposits decreased $1.3 billion, or 7 percent, at June 30, 2021 compared to December 31, 2020, primarily driven by a decrease in custodial deposits.

    We utilize local governmental agencies and other public units as an additional source for deposit funding. At June 30, 2021, we were required to hold collateral for certain Michigan, California, Indiana, Wisconsin and Ohio government deposits based on a variety of factors including, but not limited to, the size of individual deposits, FDIC limits and external bank ratings. At June 30, 2021, collateral held on government deposits was $159 million. At June 30, 2021, government deposit accounts included $564 million of CD with maturities typically less than one year and $1.4 billion of checking and savings accounts.

    Custodial deposits arise due to our servicing or subservicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. For certain subservice agreements, these deposits require us to credit the MSR owner interest against subservicing income. This cost is a component of net loan administration income.

    We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks and customers may receive FDIC insurance up to $50 million. This program helps the Bank secure larger deposits and attract and retain customers. At June 30, 2021, we had $106 million of total CDs enrolled in the CDARS program, a decrease of $18 million from December 31, 2020.

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

    We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, HELOC, and CRE loans. As of June 30, 2021, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10.0 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At June 30, 2021, we had $2.6 billion of advances outstanding and an additional $3.9 billion of collateralized borrowing capacity available at the FHLB.

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

    At June 30, 2021, we pledged collateral, which included commercial loans, municipal bonds, and agency bonds, to the FRB of Chicago amounting to $2.1 billion with a lendable value of $1.5 billion. At December 31, 2020, we pledged collateral to the FRB of Chicago amounting to $1.9 billion with a lendable value of $1.4 billion. We do not typically utilize this available funding source, and at June 30, 2021 and December 31, 2020, we had no borrowings outstanding against this line of credit.
Other Unsecured Borrowings

We have access to overnight federal funds purchased lines with other Federal Reserve member institutions. We utilize this source of funding for short-term liquidity needs, depending on the availability and cost of our other funding sources. At June 30, 2021 we had $665 million of borrowings outstanding under this source of funding. Additional borrowing capacity under this and other sources of funding can vary depending on market conditions.

Debt

    As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock ("trust preferred securities"). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At June 30, 2021, we are current on all interest payments. Additionally, we have $150 million of subordinated debt outstanding (the "Notes"), which matures on November 1, 2030.

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

Loans with Government Guarantees

    Substantially all of our LGG continue to be insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs ("VA"). In the event of a government guaranteed loan borrower default, the Bank has a unilateral option to repurchase loans sold to GNMA if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the FHA until claimed. Additionally, if the Bank cures the loan, it can be resold to GNMA. If not, the Bank can begin the process of collecting the government guarantee by filing a claim in accordance with established guidelines. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk.

    During the six months ended June 30, 2021, we had less than $2.3 million in net charge-offs related to LGG and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages. These additional expenses or charges arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss in excess of all, or part of, the guarantee.

    Our LGG portfolio totaled $2.2 billion at June 30, 2021, as compared to $2.5 billion at December 31, 2020. GNMA has granted borrowers with an option to seek forbearances on their mortgage repayments. $642 million of GNMA loans are in forbearance as of June 30, 2021. When a GNMA loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) the loan is required to be re-recognized on the balance sheet by the MSR owner. These loans are recorded in LGG, and the liability to repurchase the loans is recorded in loans with government guarantees repurchase options on the Consolidated Statements of Financial Condition. This resulted in $1.0 billion of repurchase options as of June 30, 2021, a $0.9 billion decrease from December 31, 2020. During the six-months ended June 30, 2021 we repurchased $1.1 billion of LGG loans which are eligible to be modified. We intend to continue to repurchase these loans when they are able to be modified, generally after the forbearance period has ended which we believe will be accretive to net income by modifying and re-selling the loans or utilizing the partial claims process.

    For further information, see Note 5 - Loans with Government Guarantees and the Credit Risk - Payment Deferrals section of the MD&A.

Representation and Warranty Reserve

    When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac). An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Financial Condition, which was $7 million at June 30, 2021 and December 31, 2020.

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

    The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines reached by Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 9.21 percent at June 30, 2021 providing a 421 basis point stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 14.13 percent at June 30, 2021 providing a 413 basis point buffer above the minimum level needed to be considered "well-capitalized". This represents a 95 basis point improvement over the prior quarter driven by our strong quarterly earnings and lower total risk weighted assets.

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

    For the period presented, the following table sets forth our capital ratios as well as our excess capital over well-capitalized minimums.

Flagstar Bancorp	Actual		Well-Capitalized Under Prompt Corrective Action Provisions		Excess Capital Over Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio	Capital Simplification
	(Dollars in millions)
June 30, 2021
Tier 1 leverage capital (to adjusted avg. total assets)	2,562	9.21%	1,391	5.0%	$1,171
Common equity Tier 1 capital (to RWA)	2,322	11.38%	1,326	6.5%	996
Tier 1 capital (to RWA)	2,562	12.56%	1,632	8.0%	930
Total capital (to RWA)	2,882	14.13%	2,040	10.0%	842

    As presented in the table above, our constraining capital ratio is our total capital to risk weighted assets at 14.13 percent. It would take a $842 million after-tax loss, with the balance sheet remaining constant, for our total risk-based capital ratio to fall below the level considered to be "well-capitalized".

     As of June 30, 2021, we had $342 million in MSRs, $71 million in DTAs arising from temporary differences and no material investments in unconsolidated financial institutions or minority interest which drive differences between our current capital ratios. For additional information on our capital requirements, see Note 14 - Regulatory Matters.

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

The following tables provide a reconciliation of non-GAAP financial measures.

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in millions)
Total stockholders' equity	$2,498	$2,358	$2,201	$2,195	$1,971
Less: Goodwill and intangible assets	152	155	157	160	164
Tangible book value/Tangible common equity	$2,346	$2,203	$2,044	$2,035	$1,807

Number of common shares outstanding	52,862,264	52,752,600	52,656,067	57,150,470	56,943,979
Tangible book value per share	$44.38	$41.77	$38.80	$35.60	$31.74

Total assets	$27,065	$29,449	$31,038	$29,476	$27,468
Tangible common equity to assets ratio	8.67%	7.48%	6.58%	6.90%	6.58%

	Three Months Ended,		Six Months Ended,
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
	(Dollars in millions, except share data)
Net income	$147	$149	$296	$161
Plus: Intangible asset amortization, net of tax	2	2	4	6
Tangible net income	149	151	300	167

Total average equity	2,448	2,319	2,384	1,915
Less: Average goodwill and intangible assets	153	156	155	167
Total average tangible equity	2,295	2,163	2,229	1,748

Return on average tangible common equity	25.92%	27.99%	26.92%	19.07%
Adjustment to remove DOJ settlement expense	—%	4.98%	3.86%	—%
Adjustment for former CEO SERP agreement	(2.14)%	—%	(1.09)%	—%
Adjustment for merger costs	1.89%	—%	0.97%	—%
Adjusted Return on average tangible common equity	25.67%	32.97%	30.66%	19.07%

Return on average assets	2.09%	1.98%	2.04%	1.30%
Adjustment to remove DOJ	—%	0.36%	0.16%	—%
Adjustment for former CEO SERP settlement agreement	(0.11)%	—%	(0.05)%	—%
Adjustment for merger costs	0.10%	—%	0.04%	—%
Adjusted return on average assets	2.08%	2.34%	2.19%	1.30%

Adjusted HFI loan-to-deposit ratio.

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in millions)
Average LHFI	$13,688	$14,915	$15,703	$14,839	$13,596
Less: Average warehouse loans	5,410	6,395	6,948	5,697	3,785
Adjusted average LHFI	$8,278	$8,520	$8,755	$9,142	$9,811

Average deposits	$19,070	$20,043	$21,068	$19,561	$17,715
Less: Average custodial deposits	6,188	7,194	8,527	7,347	6,223
Adjusted average deposits	$12,882	$12,849	$12,541	$12,214	$11,492

HFI loan-to-deposit ratio	71.8%	74.4%	74.5%	75.9%	76.7%
Adjusted HFI loan-to-deposit ratio	64.3%	66.3%	69.8%	74.8%	85.4%

	Three Months Ended,		Six Months Ended,
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
	(Dollars in millions)
Noninterest expense	$289	$347	$636	$526
Adjustment to remove DOJ settlement expense	$—	$35	$35	$—
Adjustment for former CEO SERP agreement	$(10)	$—	$(10)	$—
Adjustment for merger costs	$9	$—	$9	$—
Adjusted noninterest expense	$290	$312	$602	$526

Income before income taxes	$190	$194	$383	$203
Adjustment to remove DOJ settlement expense	$—	$35	$35	$—
Adjustment for former CEO SERP agreement	$(10)	$—	$(10)	$—
Adjustment for merger costs	$9	$—	$9	$—
Adjusted income before income taxes	$189	$229	$417	$203

Provision for income taxes	$43	$45	$87	$42
Adjustment to remove DOJ settlement expense	$—	$(8)	$(8)	$—
Adjustment for former CEO SERP agreement	$2	$—	$2	$—
Adjustment for merger costs	$(2)	$—	$(2)	$—
Adjusted provision for income taxes	$43	$53	$95	$42

Net income	$147	$149	$296	$161
Adjusted net income	$146	$176	$322	$161

Weighted average common shares outstanding	52,763,868	52,675,562	52,719,959	56,723,254
Weighted average diluted common shares	53,536,669	53,297,803	53,417,896	57,156,815
Adjusted basic earnings per share	$2.78	$3.34	$6.11	$2.85
Adjusted diluted earnings per share	$2.73	$3.31	$6.03	$2.83

Average interest earning assets	$25,269	$27,178	$26,219	$22,421
Net interest margin	2.90%	2.82%	2.86%	2.83%
Adjustment to LGG loans available for repurchase	0.16%	0.20%	0.18%	—%
Adjusted net interest margin	3.06%	3.02%	3.04%	2.83%

Efficiency Ratio	67%	68%	67%	62%
Adjustment to remove DOJ settlement expense	—%	(7)%	(3)%	—%
Adjustment for former CEO SERP agreement	1%	—%	1%	—%
Adjustment for merger costs	(1)%	—%	(1)%	—%
Adjusted efficiency ratio	67%	61%	64%	62%

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

    For further information on our critical accounting policies, please refer to our Form 10-K for the year ended December 31, 2020 and our Form 10-Q for the quarter ended March 31, 2021, which are available on our website, flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

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

    Generally, forward-looking statements are not based on historical facts but instead represent Management’s current beliefs and expectations regarding future events and are subject to significant risks and uncertainties. The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Other than as required under United States securities laws, Flagstar does not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would, and could. Our actual results and capital and other financial conditions may differ materially from those described in the forward-looking statements depending upon a variety of factors, including without limitation: the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the definitive merger agreement among Flagstar, NYCB, and 615 Corp.; the outcome of any legal proceedings that may be instituted against Flagstar or NYCB; the possibility that the proposed transaction will not close when expected or at all because required regulatory, shareholder or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated; the ability of Flagstar and NYCB to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction; the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the common stock of Flagstar and/or NYCB; the possibility that the anticipated benefits of the proposed transaction will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Flagstar and NYCB do business; certain restrictions during the pendency of the proposed transaction that may impact the parties’ ability to pursue certain business opportunities or strategic transactions; the possibility that the proposed transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the proposed transaction within the expected timeframes or at all and to successfully integrate Flagstar’s operations and those of NYCB; such integration may be more difficult, time consuming or costly than expected; revenues following the proposed transaction may be lower than expected; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed transaction; Flagstar’s and NYCB's success in executing their respective business plans and strategies and managing the risks involved in the foregoing; and the precautionary statements included within the discussion and analysis of our results of operations and the risk factors listed and described in Item 1A to Part I, of our Annual Report on Form 10-K for the year ended December 31, 2020, which are incorporated by reference herein, and Item 1A. to Part II, of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Other than as required under United States securities laws, we do not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Item 1. Financial Statements
Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash	$168	$251
Interest-earning deposits	177	372
Total cash and cash equivalents	345	623
Investment securities available-for-sale	1,823	1,944
Investment securities held-to-maturity	270	377
Loans held-for-sale ($5,834 and $7,009 measured at fair value, respectively)	6,138	7,098
Loans held-for-investment ($21 and $13 measured at fair value, respectively)	14,052	16,227
Loans with government guarantees	2,226	2,516
Less: allowance for loan losses	(202)	(252)
Total loans held-for-investment and loans with government guarantees, net	16,076	18,491
Mortgage servicing rights	342	329
Federal Home Loan Bank stock	377	377
Premises and equipment, net	374	392
Goodwill and intangible assets	152	157
Other assets	1,168	1,250
Total assets	$27,065	$31,038
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$10,675	$9,458
Interest bearing deposits	7,986	10,515
Total deposits	18,661	19,973
Short-term Federal Home Loan Bank advances and other	2,095	3,900
Long-term Federal Home Loan Bank advances	1,200	1,200
Other long-term debt	396	641
Loans with government guarantees repurchase options	989	1,851
Other liabilities ($— and $35 measured at fair value, respectively)	1,226	1,272
Total liabilities	24,567	28,837
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 shares authorized; 52,862,264 and 52,656,067 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,356	1,346
Accumulated other comprehensive income	45	47
Retained earnings	1,096	807
Total stockholders’ equity	2,498	2,201
Total liabilities and stockholders’ equity	$27,065	$31,038

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Interest Income
Loans	$186	$180	$382	$361
Investment securities	12	21	23	40
Interest-earning deposits and other	—	—	—	1
Total interest income	198	201	405	402
Interest Expense
Deposits	8	21	18	53
Short-term Federal Home Loan Bank advances and other	1	2	2	14
Long-term Federal Home Loan Bank advances	3	3	6	6
Other long-term debt	3	7	8	13
Total interest expense	15	33	34	86
Net interest income	183	168	371	316
(Benefit) provision for credit losses	(44)	102	(72)	116
Net interest income after provision for credit losses	227	66	443	200
Noninterest Income
Net gain on loan sales	168	303	395	393
Loan fees and charges	37	38	79	61
Net return on mortgage servicing rights	(5)	(8)	(5)	(2)
Loan administration income	28	21	54	33
Deposit fees and charges	8	7	17	16
Other noninterest income	16	14	36	28
Total noninterest income	252	375	576	529
Noninterest Expense
Compensation and benefits	122	116	266	218
Occupancy and equipment	50	44	95	85
Commissions	51	61	112	90
Loan processing expense	22	22	43	39
Legal and professional expense	11	5	20	11
Federal insurance premiums	4	7	10	13
Intangible asset amortization	3	4	5	7
Other noninterest expense	26	34	85	63
Total noninterest expense	289	293	636	526
Income before income taxes	190	148	383	$203
Provision for income taxes	43	32	87	42
Net income	$147	$116	$296	$161
Net income per share
Basic	$2.78	$2.04	$5.61	$2.85
Diluted	$2.74	$2.03	$5.54	$2.83
Cash dividends declared	$0.06	$0.05	$0.12	$0.10
Weighted average shares outstanding
Basic	52,763,868	56,790,642	52,719,959	56,723,254
Diluted	53,536,669	57,123,706	53,417,896	57,156,815
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Net income	$147	$116	$296	$161
Other comprehensive income, net of tax
Investment securities	(2)	21	(17)	55
Derivatives and hedging activities	(7)	(6)	15	(10)
Other comprehensive income, net of tax	(9)	15	(2)	45
Comprehensive income	$138	$131	$294	$206

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Common Stock			Accumulated Other Comprehensive Income		Total Stockholders’ Equity
	Number of Shares	Amount	Additional Paid in Capital		Retained Earnings
Balance at December 31, 2020	52,656,067	$1	$1,346	$47	$807	$2,201
(Unaudited)
Net income	—	—	—	—	149	149
Total other comprehensive income	—	—	—	7	—	7
Shares issued from the Employee Stock Purchase Plan	62,462	—	—	—	—	—
Stock-based compensation	33,957	—	4	—	—	4
Dividends declared and paid	114	—	—	—	(3)	(3)
Balance at March 31, 2021	52,752,600	$1	$1,350	$54	$953	$2,358
(Unaudited)
Net income	—	—	—	—	147	147
Total other comprehensive income	—	—	—	(9)	—	(9)
Shares issued from the Employee Stock Purchase Plan	44,245	—	—	—	—	—
Stock-based compensation	65,298	—	6	—	—	6
Dividends declared and paid	121	—	—	—	(4)	(4)
Balance at June 30, 2021	52,862,264	$1	$1,356	$45	$1,096	$2,498

Balance at December 31, 2019	56,631,236	$1	$1,483	$1	$303	$1,788
(Unaudited)
Net income	—	—	—	—	46	46
Total other comprehensive income	—	—	—	30	—	30
Shares issued from the Employee Stock Purchase Plan	59,252	—	—	—	—	—
Stock-based compensation	39,081	—	4	—	—	4
Dividends declared and paid	220	—	—	—	(3)	(3)
CECL ASU Adjustment to RE	—	—	—	—	(23)	(23)
Balance at March 31, 2020	56,729,789	$1	$1,487	$31	$323	$1,842
(Unaudited)
Net income	—	—	—	—	116	116
Total other comprehensive income	—	—	—	15	—	15
Shares issued from the Employee Stock Purchase Plan	46,591	—	—	—	—	—
Stock-based compensation	167,410	—	1	—	—	1
Dividends declared and paid	189	—	—	—	(3)	(3)
Repurchase of shares (1)	—	—	—	—	—	—
Balance at June 30, 2020	56,943,979	$1	$1,488	$46	$436	$1,971

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
Operating Activities
Net cash used in operating activities	$(677)	$(4,728)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	1,143	4,462
Collection of principal on investment securities AFS	428	214
Purchase of investment securities AFS and other	(283)	(359)
Collection of principal on investment securities HTM	107	102
Proceeds received from the sale of LHFI	73	39
Net closings, purchases, and principal repayments of LHFI	2,139	(2,727)
Acquisition of premises and equipment, net of proceeds	(14)	(30)
Net purchase of FHLB stock	—	(74)
Net proceeds from the sale of MSRs	88	40
Other, net	(6)	(1)
Net cash provided by (used in) investing activities	3,675	1,666
Financing Activities
Net change in deposit accounts	(1,312)	2,752
Net change in short-term FHLB borrowings and other short-term debt	(1,805)	(811)
Proceeds from increases in FHLB long-term advances and other debt	—	550
Repayment of long-term debt	(246)	(3)
Net receipt of payments of loans serviced for others	79	377
Dividends declared and paid	(7)	(6)
Other	14	12
Net cash (used in) provided by financing activities	(3,277)	2,871
Net change in cash, cash equivalents and restricted cash (1)	(279)	(191)
Beginning cash, cash equivalents and restricted cash (1)	654	456
Ending cash, cash equivalents and restricted cash (1)	$375	$265
Supplemental disclosure of cash flow information
Non-cash reclassification of LHFI to LHFS	$48	$39
Non-cash reclassification of LHFS to securitized HFS loans	$1,202	$4,470
MSRs resulting from sale or securitization of loans	$129	$124
Beneficial interest in RMBS	$58	$—
Operating section supplemental disclosures
Proceeds from sales of LHFS	$27,359	$16,815
Closings, premium paid and purchase of LHFS, net of principal repayments	$(27,761)	$(21,060)
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

Note 2 - Investment Securities

    The following table presents our investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
June 30, 2021
Available-for-sale securities
Agency - Commercial	$779	$23	$—	$802
Agency - Residential	814	19	—	833
Corporate debt obligations	70	4	—	74
Municipal obligations	24	—	—	24
Other MBS	89	—	—	89
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$1,777	$46	$—	$1,823
Held-to-maturity securities
Agency - Commercial	$133	$4	$—	$137
Agency - Residential	137	6	—	143
Total held-to-maturity securities (1)	$270	$10	$—	$280
December 31, 2020
Available-for-sale securities
Agency - Commercial	$1,018	$43	$—	$1,061
Agency - Residential	707	28	—	735
Corporate debt obligations	75	2	—	77
Municipal obligations	27	1	—	28
Other MBS	42	—	—	42
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$1,870	$74	$—	$1,944
Held-to-maturity securities
Agency - Commercial	$193	$7	$—	$200
Agency - Residential	184	9	—	193
Total held-to-maturity securities (1)	$377	$16	$—	$393
(1)There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at June 30, 2021 or December 31, 2020.

We evaluate AFS debt securities where the value has declined below amortized cost for impairment. If we intend to sell or believe it is more likely than not that we will be required to sell the debt security, it is written down to fair value through earnings. For AFS debt securities we intend to hold, we evaluate the debt securities for expected credit losses, except for debt securities that are guaranteed by the U.S. Treasury, U.S. government agencies or sovereign entities of high credit quality for which we apply a zero loss assumption, comprised 91 percent of our AFS portfolio as of June 30, 2021. For the remaining AFS securities, credit losses are recognized as an increase to the ACL through the credit loss provision. If any of the decline in fair value is related to market factors, that amount is recognized in OCI. We had no unrealized credit losses as of June 30, 2021 and December 31, 2020.

    We separately evaluate our HTM debt securities for any credit losses. As of June 30, 2021 and December 31, 2020, our entire HTM portfolio qualified for the zero loss assumption as all securities are guaranteed by the U.S. Treasury, U.S. government agencies.

    Investment securities transactions are recorded on the trade date for purchases and sales. Interest earned on investment securities, including the amortization of premiums and the accretion of discounts, are determined using the effective interest method over the period of maturity and recorded in interest income in the Consolidated Statements of Operations. Accrued interest receivable on investment securities totaled $5 million at both June 30, 2021 and December 31, 2020, and was reported in other assets on the Consolidated Statements of Financial Condition.

Available-for-sale securities

    Securities AFS are carried at fair value. Unrealized gains and losses on AFS securities are reported as a component of other comprehensive income.

    We purchased $197 million and $283 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, CD, and corporate debt obligations during the three and six months ended June 30, 2021. In addition, we retained $58 million of passive interests in our own private MBS during the three and six months ended June 30, 2021. We retained zero and $18 million of passive interests in our own private MBS during the three and six months ended June 30, 2020, respectively.

    There were no sales of AFS securities during both the three and six months ended June 30, 2021 other than those related to mortgage loans that had been securitized for sale in the normal course of business.

Held-to-maturity securities

    Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

    There were no purchases or sales of HTM securities during both the three and six months ended June 30, 2021 and June 30, 2020.

The following table summarizes the unrealized loss positions on AFS and investment securities, by duration of the unrealized loss:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
June 30, 2021
Available-for-sale securities
Agency - Commercial	$6	2	$—	$12	4	$—
Agency - Residential	—	—	—	1	2	—
Other mortgage-backed securities	—	1	—	6	2	—
Held-to-maturity securities
Agency - Residential	$—	—	$—	$—	1	$—
December 31, 2020
Available-for-sale securities
Agency - Commercial	$3	1	$—	$7	2	$—
Agency - Residential	—	—	—	—	1	—
Corporate debt obligations	—	—	—	10	3	—
Other mortgage-backed securities	—	—	—	—	1	—
Held-to-maturity securities
Agency - Residential	$—	—	$—	$2	3	$—

Unrealized losses on AFS securities have not been recognized into income because almost all of the portfolio held by us are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. The remaining unrealized losses on AFS securities are private securitizations, all of which are considered de minimis. The fair value is expected to recover as the bonds approach maturity.

    The following table shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-Maturity
	Amortized Cost	Fair Value	Weighted Average Yield (1)	Amortized Cost	Fair Value	Weighted Average Yield (1)
	(Dollars in millions)
June 30, 2021
Due in one year or less	$6	$6	2.25%	$—	$—	—%
Due after one year through five years	10	11	3.81%	10	10	2.53%
Due after five years through 10 years	106	111	3.88%	4	4	1.99%
Due after 10 years	1,655	1,695	2.20%	256	266	2.47%
Total	$1,777	$1,823		$270	$280
(1) Weighted-average yields are based on amortized cost weighted for the contractual maturity of each security.

    We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At June 30, 2021 and December 31, 2020, we had pledged investment securities of $226 million and $202 million, respectively.

Note 3 - Loans Held-for-Sale

    The majority of our mortgage loans closed as LHFS are ultimately sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label MBS. LHFS totaled $6.1 billion and $7.1 billion at June 30, 2021 and December 31, 2020, respectively. For the three and six months ended June 30, 2021 we had net gains on loan sales associated with LHFS of $168 million and $395 million as compared to $303 million and $392 million for the three and six months ended June 30, 2020.

    At June 30, 2021 and December 31, 2020, $280 million and $31 million, respectively, of LHFS were recorded at lower of cost or fair value. We elected the fair value option for the remainder of the loans in the portfolio.

Note 4 - Loans Held-for-Investment

    We classify loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. We report LHFI at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs. The accrued interest receivable on LHFI totaled $39 million at June 30, 2021 and $43 million at December 31, 2020 and was reported in other assets on the Consolidated Statements of Financial Condition.

    The following table presents our LHFI:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Consumer loans
Residential first mortgage	$1,794	$2,266
Home equity	717	856
Other	1,133	1,004
Total consumer loans	3,644	4,126
Commercial loans
Commercial real estate	3,169	3,061
Commercial and industrial	1,376	1,382
Warehouse lending	5,863	7,658
Total commercial loans	10,408	12,101
Total loans held-for-investment	$14,052	$16,227

    The following table presents the UPB of our loan sales and purchases in the LHFI portfolio:

	Six Months Ended June 30,
	2021	2020
	(Dollars in millions)
Loans Sold (1)
Performing loans	$87	$38
Total loans sold	$87	$38
Net gain associated with loan sales (2)		$—
Loans Purchased
Other consumer	—	63
Total loans purchased	$—	$63
Premium associated with loans purchased	$—	$—
(1)Upon a change in our intent, the loans were transferred to LHFS and subsequently sold.
(2)Recorded in net gain on loan sales on Consolidated Statements of Operations.

    We have pledged certain LHFI, LHFS, and LGG to collateralize lines of credit and/or borrowings with the FRB of Chicago and the FHLB of Indianapolis. At June 30, 2021 and December 31, 2020, we had pledged loans of $10.9 billion and $11.6 billion, respectively.

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

Model-based component. A general allowance is established for lifetime losses inherent on non-impaired loans by segmenting the portfolio based upon common risk characteristics. Our consumer loan portfolio is segmented into Residential First Mortgage, Home Equity and Other Consumer. Loan characteristics impacting these segments include lien position, credit quality, and loan structure. At a high-level, our commercial loans are segmented into Commercial Real Estate, Commercial and Industrial, and Warehouse Lending. Loan characteristics impacting these segments include credit quality and loan structure.

We measure the allowance using the applicable dual risk rating model which measures probability of default, loss given default and exposure at default. As of June 30, 2021, we utilized the Moody’s June scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. The resulting composite forecast for the second quarter of 2021 was improved as compared to the scenario used in the first quarter 2021. Unemployment ends 2021 at 6 percent and will continue to recover in 2022. GDP recovers throughout 2021 from current levels and does not return to pre-COVID level until 2024. HPI stays flat throughout 2021.

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
    The following table presents changes in the ALLL, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended June 30, 2021
Beginning balance	$45	$20	$33	$84	$55	$4	$241
(Benefit) provision	4	(4)	6	(26)	(17)	(1)	(38)
Charge-offs	(1)	—	(1)	—	—	—	(2)
Recoveries	—	1	—	—	—	—	1
Ending allowance balance	$48	$17	$38	$58	$38	$3	$202
Three Months Ended June 30, 2020
Beginning balance	$46	$23	$16	$28	$18	$1	$132
Provision	16	5	19	55	5	—	100
Charge-offs	(2)	(1)	(2)	—	—	—	(5)
Recoveries	—	1	1	—	—	—	2
Ending allowance balance	$60	$28	$34	$83	$23	$1	$229

Six Months Ended June 30, 2021
Beginning balance	$49	$25	$39	$84	$51	$4	$252
(Benefit) provision	1	(7)	(1)	(26)	(28)	(1)	$(62)
Charge-offs	(3)	(1)	(2)	—	(1)	—	$(7)
Recoveries	1	—	2	—	16	—	$19
Ending allowance balance	$48	$17	$38	$58	$38	$3	$202
Six Months Ended June 30, 2020
Beginning balance, prior to adoption of ASC 326	$22	$14	$6	$38	$22	$5	$107
Impact of adopting ASC 326	25	12	10	(14)	(6)	(4)	$23
Provision	16	2	20	59	7	—	$104
Charge-offs	(3)	(2)	(3)	—	—	—	$(8)
Recoveries	—	2	1	—	—	—	$3
Ending allowance balance	$60	$28	$34	$83	$23	$1	$229
(1)Includes LGG.

    The ALLL was $202 million at June 30, 2021 and $229 million at June 30, 2020. The decrease in the allowance is primarily reflective of changes in our economic forecast and judgment we applied related to those forecasts and underlying borrower credit as a result of the ongoing COVID-19 pandemic.
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

    Beginning in March 2020, as a response to COVID-19, customers facing COVID-19 related difficulties were offered forbearance in an effort to help our borrowers get to the other side of the health crisis. As these loans reach the end of their forbearance period, we have been working with each customer to modify or refinance the outstanding loan to fit their new circumstances. Refer to payment deferral information in the Credit Risk Section of the MD&A for additional details.
    We cease the accrual of interest on all classes of consumer and commercial loans upon the earlier of, becoming 90 days past due, or when doubt exists as to the ultimate collection of principal or interest (classified as nonaccrual or NPLs). When a loan is placed on nonaccrual status, the accrued interest income is reversed and the loan may only return to accrual status when principal and interest become current and are anticipated to be fully collectible. We do not consider accrued interest receivable in our measurement of the ACL as accrued interest is written-off in a timely manner when the loan is placed on nonaccrual. We are not aging receivables for customers who have been granted a payment deferral in response to COVID-19 which remain in the aging category they were in at the time of payment deferral. We continue to accrue interest on these loans, consistent with our forbearance programs.

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI (3) (4) (5)
	(Dollars in millions)
June 30, 2021
Consumer loans
Residential first mortgage	$4	$2	$45	$51	$1,743	$1,794
Home equity	2	1	8	11	706	717
Other	2	1	2	5	1,128	1,133
Total consumer loans	8	4	55	67	3,577	3,644
Commercial loans
Commercial real estate	—	—	2	2	3,167	3,169
Commercial and industrial	—	—	18	18	1,358	1,376
Warehouse lending	—	—	—	—	5,863	5,863
Total commercial loans	—	—	20	20	10,388	10,408
Total loans (2)	$8	$4	$75	$87	$13,965	$14,052
December 31, 2020
Consumer loans
Residential first mortgage	$4	$4	$31	$39	$2,227	$2,266
Home equity	1	1	5	7	849	856
Other	4	1	2	7	997	1,004
Total consumer loans	9	6	38	53	4,073	4,126
Commercial loans
Commercial real estate	20	—	3	23	3,038	3,061
Commercial and industrial	1	—	15	16	1,366	1,382
Warehouse lending	—	—	—	—	7,658	7,658
Total commercial loans	21	—	18	39	12,062	12,101
Total loans (2)	$30	$6	$56	$92	$16,135	$16,227
(1)Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.
(2)Includes $9 million and $8 million of past due loans accounted for under the fair value option as of June 30, 2021 and December 31, 2020, respectively.
(3)Collateral dependent loans totaled $89 million and $80 million at June 30, 2021 and December 31, 2020, respectively. The majority of these loans are secured by real estate.
(4)The interest income recognized on impaired loans was less than a million and $2 million for the three months ended June 30, 2021 and December 31, 2020, respectively.
(5)The delinquency status for loans in forbearance is frozen for loans at inception of the forbearance period and will resume when the borrower's forbearance period ends.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued for the three months ended June 30, 2021 was $1 million. At June 30, 2021 and December 31, 2020, we had no loans 90 days or greater past due and still accruing interest.

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

The reserve for unfunded commitments is reflected in other liabilities on the Consolidated Statements of Financial Condition and was $18 million as of June 30, 2021, compared to $21 million as of June 30, 2020. The decrease in the reserve is due to improvements in the economic forecasts as a result of the continued vaccine rollout and the lifting of most COVID-19 restrictions.
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

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
June 30, 2021
Consumer loans
Residential first mortgage	$21	$9	$30
Home equity	10	2	12
Total consumer TDR loans	31	11	42
Commercial loans
Commercial real estate	—	—	—
Commercial and industrial	$—	$2	2
Total TDRs (1)(2)	$31	$13	$44
December 31, 2020
Consumer loans
Residential first mortgage	$19	$8	$27
Home equity	12	2	14
Total consumer TDR loans	31	10	41
Commercial loans
Commercial real estate	5	—	5
Total TDRs (1)(2)	$36	$10	$46
(1)ALLL on TDR loans totaled $5 million at June 30, 2021 and December 31, 2020.
(2)Includes $2 million and $3 million of TDR loans accounted for under the fair value option at June 30, 2021 and December 31, 2020.
The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)
	(Dollars in millions)
Three Months Ended June 30, 2021
Residential first mortgages	5	$3	$3
Home equity(2)(3)	1	$—	$—
Commercial Real Estate	1	$2	$2
Total TDR loans	7	$5	$5
Three Months Ended June 30, 2020
Commercial Real Estate	1	$5	$5
Total TDR loans	1	$5	$5

Six Months Ended June 30, 2021
Residential first mortgages	11	$7	$7
Home equity(2)(3)	1	$—	$—
Consumer	—	$—	$—
Commercial Real Estate	1	$2	$2
Total TDR loans	13	$9	$9
Six Months Ended June 30, 2020
Residential first mortgages	5	$1	$1
Home equity(2)(3)	2	$—	$—
Consumer	1	$—	$—
Commercial Real Estate	1	$5	$5
Total TDR loans	9	$6	$6
(1)Post-modification balances include past due amounts that are capitalized at modification date.
(2)Home equity post-modification UPB reflects write downs.
(3)Includes loans carried at the fair value option.

    There were no loans modified in the previous 12 months that subsequently defaulted during the three months ended June 30, 2021. All TDR classes within the consumer and commercial loan portfolios are considered subsequently defaulted when they are greater than 90 days past due within 12 months of the restructuring date.

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

Payment activity, credit rating and LTVs have the most significant impact on the ACL for consumer loans. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total	December 31, 2020
	Term Loans
	Amortized Cost Basis by Closing Year
June 30, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
Pass	$202	$256	$358	$150	$177	$497	$88	$7	$1,735	$2,205
Watch	—	—	1	—	1	2	1	—	5	21
Substandard	—	—	6	6	2	23	—	1	38	25
Home Equity
Pass	3	5	21	8	5	18	613	36	709	838
Watch	—	—	—	—	—	—	1	—	1	13
Substandard	—	—	—	—	—	2	2	2	6	3
Other Consumer
Pass	227	262	270	121	2	5	239	4	1,130	1,000
Watch	—	—	—	—	—	—	—	—	—	1
Substandard	—	1	1	1	—	—	—	—	3	3
Total Consumer Loans (1)(2)	$432	$524	$657	$286	$187	$547	$944	$50	$3,627	$4,109
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

The following table presents the amortized cost in residential and consumer loans based on credit scores:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	FICO Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
June 30, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>750	$90	$136	$161	$67	$113	$289	$55	$1	$912
700-750	64	70	118	62	56	149	24	4	547
<700	48	50	86	27	11	84	10	3	319
Home Equity
>750	3	2	6	3	2	5	286	6	313
700-750	—	2	8	3	2	8	244	17	284
<700	—	1	7	2	1	7	86	15	119
Other Consumer
>750	156	188	170	66	1	3	227	3	814
700-750	70	71	92	47	1	1	7	—	289
<700	1	4	9	9	—	1	5	1	30
Total Consumer Loans (1)	$432	$524	$657	$286	$187	$547	$944	$50	$3,627
(1)Excludes loans carried under the fair value option.

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	FICO Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>750	$195	$272	$118	$193	$181	$231	$55	$6	$1,251
700-750	119	180	90	85	64	130	25	7	700
<700	48	96	29	14	7	91	13	2	300
Home Equity
>750	2	9	6	2	1	7	324	13	364
700-750	3	12	4	3	1	8	289	20	340
<700	2	10	3	1	—	8	110	16	150
Other Consumer
>750	209	205	80	2	1	5	213	6	721
700-750	79	107	55	1	—	1	9	—	252
<700	5	10	11	—	—	—	5	—	31
Total Consumer Loans (1)	$662	$901	$396	$301	$255	$481	$1,043	$70	$4,109
(1)    Excludes loans carried under the fair value option.

Loan-to-value ratios primarily impact the allowance on mortgages within the consumer loan portfolio. The following table presents the amortized cost in residential first mortgages and home equity based on loan-to-value ratios:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	LTV Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of June 30,	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>90	$70	$82	$199	$79	$23	$20	$—	$—	$473
71-90	74	110	93	40	56	240	—	—	613
55-70	38	41	41	14	55	162	—	—	351
<55	20	23	32	23	46	100	89	8	341
Home Equity
>90	—	—	—	—	1	9	—	—	10
71-90	2	3	16	6	3	8	451	27	516
<=70	1	2	5	2	1	3	165	11	190
Total (1)	$205	$261	$386	$164	$185	$542	$705	$46	$2,494
(1)Excludes loans carried under the fair value option.

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	LTV Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Consumer Loans	(Dollars in millions)
Residential first mortgage
>90	$84	$260	$123	$35	$3	$19	$—	$—	$524
71-90	169	180	66	99	72	238	—	—	824
55-70	83	60	22	82	96	122	—	—	465
<55	26	48	26	76	81	73	93	15	438
Home Equity
>90	—	—	—	1	1	10	—	—	12
71-90	5	24	10	4	1	9	548	33	634
<=70	2	7	3	1	—	4	175	16	208
Total (1)	$369	$579	$250	$298	$254	$475	$816	$64	$3,105
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

Based on the most recent credit analysis performed, the amortized cost basis, by risk category for each class of loans within the commercial portfolio, is as follows:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans						Revolving Loans Amortized Cost Basis		Total	December 31, 2020
	Amortized Cost Basis by Closing Year
As of June 30,	2021	2020	2019	2018	2017	Prior
Commercial Loans	(Dollars in million)
Commercial real estate
Pass	$182	$292	$644	$377	$250	$454	$749	$—	$2,948	$2,805
Watch	—	4	9	27	94	60	9	—	203	166
Special mention	—	—	1	1	—	6	—	—	8	53
Substandard	—	—	2	—	—	—	8	—	10	37
Commercial and industrial
Pass	49	90	180	85	98	15	710	—	1,227	1,200
Watch	—	1	10	5	—	—	38	—	54	106
Special mention	—	1	17	9	—	—	18	—	45	24
Substandard	1	—	8	10	5	—	26	—	50	52
Warehouse
Pass	5,718	—	—	—	—	—	—	—	5,718	7,398
Watch	145	—	—	—	—	—	—	—	145	260
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Total commercial loans	$6,095	$388	$871	$514	$447	$535	$1,558	$—	$10,408	$12,101

	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total	December 31, 2019
	Amortized Cost Basis by Closing Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Commercial Loans	(Dollars in million)
Commercial real estate
Pass	$347	$993	$439	$438	$308	$280	$—	$—	$2,805	$2,794
Watch	21	19	35	51	21	19	—	—	166	24
Special mention	5	1	16	—	17	14	—	—	53	5
Substandard	—	11	1	25	—	—	—	—	37	5
Commercial and industrial
Pass	319	425	163	149	54	71	19	—	1,200	1,533
Watch	3	48	28	25	—	2	—	—	106	72
Special mention	1	—	14	9	—	—	—	—	24	24
Substandard	22	11	15	4	—	—	—	—	52	5
Warehouse
Pass	7,398	—	—	—	—	—	—	—	7,398	2,556
Watch	260	—	—	—	—	—	—	—	260	189
Special mention	—	—	—	—	—	—	—	—	—	15
Substandard	—	—	—	—	—	—	—	—	—	—
Total commercial loans	$8,376	$1,508	$711	$701	$400	$386	$19	$—	$12,101	$7,222

Note 5 - Loans with Government Guarantees

    Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the FHA until claimed. The Bank has a unilateral option to repurchase loans sold to GNMA if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. These loans are recorded in LGG and the liability to repurchase the loans is recorded as loans with government guarantees repurchase options on the Consolidated Statements of Financial Condition. This resulted in $1.0 billion of repurchase options as of June 30, 2021, a $0.9 billion decrease compared to a balance of $1.9 billion as of December 31, 2020. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. We have reserved for these risks within other assets and as a component of our ACL on residential first mortgages.

At June 30, 2021 and December 31, 2020, LGG totaled $2.2 billion and $2.5 billion, respectively.

    Repossessed assets and the associated claims related to government guaranteed loans are recorded in other assets and totaled $10 million and $17 million, at June 30, 2021 and December 31, 2020, respectively.

Note 6 - Variable Interest Entities

    We have no consolidated VIEs as of June 30, 2021 and December 31, 2020.

    In connection with our non-QM securitization activities, we have retained a five percent interest in the investment securities of certain trusts ("other MBS") and are contracted as the subservicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Financial Condition. The Bank’s maximum exposure to loss is limited to our investment in the VIE, as well as the standard representations and warranties made in conjunction with the loan transfer. See Note 2 - Investment Securities and Note 16 - Fair Value Measurements, for additional information.

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

    Changes in the fair value of residential first mortgage MSRs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Balance at beginning of period	$428	$223	$329	$291
Additions from loans sold with servicing retained	64	84	129	124
Reductions from sales	(96)	(10)	(96)	(46)
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(32)	(27)	(71)	(49)
Changes in estimates of fair value due to interest rate risk (1) (2)	(22)	(9)	51	(59)
Fair value of MSRs at end of period	$342	$261	$342	$261
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

    The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	June 30, 2021			December 31, 2020
		Fair value			Fair value
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
	(Dollars in millions)
Option adjusted spread	8.91%	$334	$326	7.98%	$321	$313
Constant prepayment rate	9.37%	327	312	10.53%	305	283
Weighted average cost to service per loan	$80.58	339	335	$81.24	325	321

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

    The following table summarizes income and fees associated with owned MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net return (loss) on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$29	$24	$60	$45
Decreases in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other	(32)	(27)	(71)	(49)
Changes in fair value due to interest rate risk	(22)	(9)	51	(59)
Gain (loss) on MSR derivatives (2)	27	6	(38)	64
Net transaction costs	(7)	(2)	(7)	(3)
Total return included in net return on mortgage servicing rights	$(5)	$(8)	$(5)	$(2)
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

    The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$33	$30	$65	$61
Charges on subserviced custodial balances (2)	(2)	(7)	(5)	(23)
Other servicing charges	(2)	(2)	(5)	(5)
Total income on mortgage loans subserviced, included in loan administration	$29	$21	$55	$33
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on cash basis.
(2)Charges on subserviced custodial balances represent interest due to the MSR owner.

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

    We have also designated certain interest rate swaps as cash flow hedges on LIBOR based variable interest payments on certain custodial deposits. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statements of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. We had $9 million (net-of-tax) of unrealized gains and $5 million (net-of-tax) of unrealized losses on derivatives classified as cash flow hedges recorded in AOCI as of June 30, 2021 and December 31, 2020, respectively. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $3 million of losses (net-of-tax).

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were and are expected to be highly effective as of June 30, 2021.

    The following tables present the notional amount, estimated fair value and maturity of our derivative financial instruments:

	June 30, 2021 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow hedge relationships:
Liabilities
Interest rate swaps on custodial deposits	$800	$1	2026-2027
Derivatives in fair value hedge relationships:
Assets
Interest rate swaps on AFS securities	$100	$—	2022
Total derivative assets	$900	$1
Liabilities
Interest rate swaps on AFS securities	$350	$—	2024-2025
Interest rate swaps on HFI residential first mortgages	$100	$—	2024
Total derivative liabilities	$450	$—
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	4,632	19	2021
Rate lock commitments	8,905	115	2021
Interest rate swaps and swaptions	2,663	64	2021-2051
Total derivative assets	$16,200	$198
Liabilities
Futures	$562	$—	2021-2023
Mortgage-backed securities forwards	$6,249	$31	2021
Rate lock commitments	270	1	2021
Interest rate swaps	1,309	4	2020-2050
Total derivative liabilities	$8,390	$36
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior day's fair value of open positions is considered a settlement of the derivative position for accounting purposes.
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
(1)Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions, is considered a settlement of the derivative position for accounting purposes.
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
	(Dollars in millions)
June 30, 2021
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on AFS securities	$—	$—	$—	$—	$1
Total derivative assets	$—	$—	$—	$—	$1
Liabilities
Interest rate swaps on AFS securities	$—	$—	$—	$—	$1
Interest rate swaps on custodial deposits	—	—	—	—	9
Interest rate swaps on HFI residential first mortgages	—	—	—	—	1
Total derivative liabilities	$—	$—	$—	$—	$11

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$19	$—	$19	$—	$5
Interest rate swaps and swaptions (1)	64	—	64	—	6
Total derivative assets	$83	$—	$83	$—	$11
Liabilities
Mortgage-backed securities forwards	$31	$—	$31	$—	$26
Interest rate swaps	4	—	4	—	30
Total derivative liabilities	$35	$—	$35	$—	$56

December 31, 2020
Derivatives designated as hedging instruments:
Liabilities
Interest rate swaps on AFS securities	$—	$—	$—	$—	$5
Interest rate swaps on HFI residential first mortgages	—	—	—	—	1
Interest rate swaps on custodial deposits	1	—	1	—	8
Total derivative liabilities	$1	$—	$1	$—	$14

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$14	$—	$14	$—	$—
Interest rate swaps	59	—	59	—	6
Total derivative assets	$73	$—	$73	$—	$6
Liabilities
Mortgage-backed securities forwards	$98	$—	$98	$—	$68
Interest rate swaps and swaptions (1)	4	—	4	—	26
Total derivative liabilities	$102	$—	$102	$—	$94
(1)Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions, is considered settlement of the derivative position for accounting purposes.

Losses of $1 million and $2 million on fair value hedging relationships of AFS securities were recorded in interest income for the three and six months ended June 30, 2021. The gains and losses on fair value hedging relationships of AFS securities for the three and six months ended June 30, 2020 were de-minimis.

Losses of $1 million and $2 million on cash flow hedging relationships of custodial deposits were reclassified from AOCI into loan administration income during the three and six months ended June 30, 2021, respectively. Losses of $1 million on cash flow hedging relationships of custodial deposits were reclassified from AOCI into loan administration income during the three and six months ended June 30, 2020.

Gains and losses on fair value hedging relationships of HFI residential first mortgages for the three months ended June 30, 2021 and June 30, 2020 were de-minimis.

The fair value basis adjustment on our hedged AFS securities is included in investment securities available-for-sale on our Consolidated Statements of Financial Condition. The carrying amount of our hedged securities was $1.3 billion at June 30, 2021 and $1.7 billion at December 31, 2020 of which $1 million and $6 million, respectively, were due to the fair value hedge relationship. The closed portfolio of AFS securities designated in this last layer method hedge was $1.2 billion par (amortized cost of $1.2 billion) at June 30, 2021 and $1.6 billion par (amortized cost of $1.6 billion) at December 31, 2020 of which we have designated $450 million at both June 30, 2021 and December 31, 2020.

The fair value basis adjustment on our hedged fair HFI residential first mortgages is included in LHFI on our Consolidated Statements of Financial Condition. The carrying amount of our hedged loans was $205 million at June 30, 2021 of which a de-minimis amount is due to the fair value hedge relationship. We have designated $100 million of this closed portfolio of loans in a hedging relationship as of June 30, 2021. The carrying amount of our hedged loans was $240 million at December 31, 2020 of which $1 million was due to the fair value hedge relationship. We designated $100 million of this closed portfolio of loans in a hedging relationship at December 31, 2020.

    At June 30, 2021, we pledged a total of $74 million related to derivative financial instruments, consisting of $45 million of cash collateral on derivative liabilities and $29 million of maintenance margin on centrally cleared derivatives. We had an obligation to return a total of $5 million of cash collateral on derivative assets at June 30, 2021. We pledged a total of $114 million related to derivative financial instruments, consisting of $84 million of cash collateral on derivatives and $30 million of maintenance margin on centrally cleared derivatives and had a de-minimis obligation to return cash on derivative assets at December 31, 2020. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and other liabilities and the cash pledged as maintenance margin is restricted and included in other assets.

    The following table presents net gain recognized in income on derivative instruments, net of the impact of offsetting positions:

		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of gain (loss)
Futures	Net return on mortgage servicing rights	$—	$1	$—	$1
Interest rate swaps and swaptions	Net return on mortgage servicing rights	20	3	(27)	41
Mortgage-backed securities forwards	Net return on mortgage servicing rights	7	4	(11)	23
Rate lock commitments and MSR forwards	Net gain on loan sales	(178)	219	(15)	120
Interest rate swaps (1)	Other noninterest income	1	—	1	—
Total derivative gain (loss)		$(150)	$227	$(52)	$185
(1)Includes customer-initiated commercial interest rate swaps.

Note 9 - Borrowings

Federal Home Loan Bank Advances and Other Borrowings

    The following is a breakdown of our FHLB advances and other borrowings outstanding:

	June 30, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$1,130	0.20%	$3,415	0.20%
Short-term variable rate term advances	300	0.10%	—	—%
Other short-term borrowings (1)	665	0.13%	485	0.08%
Total short-term Federal Home Loan Bank advances and other borrowings	2,095		3,900
Long-term fixed rate advances (2)	1,200	1.03%	1,200	1.03%
Total Federal Home Loan Bank advances and other borrowings	3,295		5,100
(1)Includes borrowings under overnight federal funds purchased lines with other Federal Reserve member institutions.
(2)Includes the current portion of fixed rate advances of $200 million and $0 at June 30, 2021 and December 31, 2020, respectively.

    The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Maximum outstanding at any month end	$3,575	$5,660	$4,737	$6,841
Average outstanding balance	$3,622	$4,821	$3,800	$4,590
Average remaining borrowing capacity	$5,295	$5,272	$5,389	$5,124
Weighted average interest rate	0.45%	0.45%	0.44%	0.86%

    The following table outlines the maturity dates of our FHLB advances and other borrowings:

June 30, 2021
(Dollars in millions)
2021	$2,095
2022	200
2023	500
2024	100
Thereafter	400
Total	$3,295

Parent Company Senior Notes, Subordinated Notes and Trust Preferred Securities

    The following table presents long-term debt, net of debt issuance costs:

	June 30, 2021		December 31, 2020
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, settled 2021	$—	—%	$246	6.125%
Subordinated Notes
Notes, matures 2030	149	4.125%	148	4.125%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
3.25%, matures 2032	26	3.40%	26	3.50%
3.25%, matures 2033	26	3.43%	26	3.49%
3.25%, matures 2033	26	3.40%	26	3.49%
2.00%, matures 2035	26	2.18%	26	2.24%
2.00%, matures 2035	26	2.18%	26	2.24%
1.75%, matures 2035	51	1.87%	51	1.97%
1.50%, matures 2035	25	1.68%	25	1.74%
1.45%, matures 2037	25	1.57%	25	1.67%
2.50%, matures 2037	16	2.62%	16	2.72%
Total Trust Preferred Securities	247		247
Total other long-term debt	$396		$641

Senior Notes

    We settled the Senior Notes on January 22, 2021 and as of June 30, 2021 we have no Senior Notes outstanding.

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

Trust Preferred Securities

    We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued junior subordinated debt securities to those trusts, which we have included in long-term debt. The junior subordinated debt securities are the sole assets of those trusts. The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of June 30, 2021, we had no deferred interest.

Note 10 - Accumulated Other Comprehensive Income (Loss)

    The following table sets forth the components in AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Investment Securities
Beginning balance	$37	$35	$52	$1
Unrealized gain	(2)	27	(22)	72
Less: Tax provision	—	6	(5)	17
Net unrealized gain	(2)	21	(17)	55
Other comprehensive income, net of tax	(2)	21	(17)	55
Ending balance	$35	$56	$35	$56

Cash Flow Hedges
Beginning balance	$17	$(4)	$(5)	$—
Unrealized loss	(9)	(10)	17	(15)
Less: Tax benefit	(1)	(3)	4	(4)
Net unrealized loss	(8)	(7)	13	(11)
Reclassifications out of AOCI (1)	1	1	2	1
Less: Tax provision (benefit)	—	—	—	—
Other comprehensive loss, net of tax	(7)	(6)	15	(10)
Ending balance	$10	$(10)	$10	$(10)
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

    The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions, except share data)
Net income applicable to common stockholders	$147	$116	$296	$161
Weighted Average Shares
Weighted average common shares outstanding	52,763,868	56,790,642	52,719,959	56,723,254
Effect of dilutive securities
Stock-based awards	772,801	333,064	697,937	433,561
Weighted average diluted common shares	$53,536,669	$57,123,706	$53,417,896	$57,156,815
Earnings per common share
Basic earnings per common share	$2.78	$2.04	$5.61	$2.85
Effect of dilutive securities
Stock-based awards	(0.04)	(0.01)	(0.07)	(0.02)
Diluted earnings per common share	$2.74	$2.03	$5.54	$2.83

Note 12 - Stock-Based Compensation

    We had stock-based compensation expense of $4 million and $7 million for the three and six months ended June 30, 2021, and $4 million and $8 million for the three and six months ended June 30, 2020.

Restricted Stock and Restricted Stock Units

    The following table summarizes restricted stock and restricted stock units activity:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Shares	Weighted — Average Grant-Date Fair Value per Share	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	1,063,285	$32.00	974,186	$30.88
Granted	201,262	44.66	345,330	42.80
Vested	(93,213)	32.29	(135,662)	33.05
Canceled and forfeited	(28,353)	30.97	(40,873)	30.85
Non-vested balance at end of period	1,142,981	$34.23	$1,142,981	$34.23

2017 Employee Stock Purchase Plan

    The Employee Stock Purchase Plan ("2017 ESPP") was approved on March 20, 2017, by our Board and on May 23, 2017, by our shareholders. The 2017 ESPP became effective July 1, 2017, and was terminated on June 30, 2021 pursuant to the Merger Agreement with NYCB as approved by the Board on April 24, 2021. There were 44,245 shares issued under the ESPP during the three months ended June 30, 2021 and the associated compensation expense was de minimis.

Note 13 - Income Taxes

    The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

    The following table presents our provision for income tax and effective tax provision rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Income before income taxes	190	148	$383	$203
Provision for income taxes	43	32	87	42
Effective tax provision rate	22.5%	21.5%	22.7%	20.6%

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

    To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both June 30, 2021 and December 31, 2020.

    The following tables present the regulatory capital requirements under the applicable Basel III based U.S. capital rules:

Flagstar Bancorp	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
June 30, 2021
Tier 1 capital (to adjusted avg. total assets)	$2,562	9.21%	$1,113	4.0%	$1,391	5.0%
Common equity Tier 1 capital (to RWA)	$2,322	11.38%	$918	4.5%	$1,326	6.5%
Tier 1 capital (to RWA)	$2,562	12.56%	$1,224	6.0%	$1,632	8.0%
Total capital (to RWA)	$2,882	14.13%	$1,632	8.0%	$2,040	10.0%
December 31, 2020
Tier 1 capital (to adjusted avg. total assets)	$2,270	7.71%	$1,178	4.0%	$1,472	5.0%
Common equity Tier 1 capital (to RWA)	$2,030	9.15%	$999	4.5%	$1,442	6.5%
Tier 1 capital (to RWA)	$2,270	10.23%	$1,331	6.0%	$1,775	8.0%
Total capital (to RWA)	$2,638	11.89%	$1,775	8.0%	$2,219	10.0%

Flagstar Bank	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
June 30, 2021
Tier 1 capital (to adjusted avg. total assets)	$2,464	8.88%	$1,111	4.0%	$1,388	5.0%
Common equity Tier 1 capital (to RWA)	$2,464	12.08%	$918	4.5%	$1,326	6.5%
Tier 1 capital (to RWA)	$2,464	12.08%	$1,224	6.0%	$1,632	8.0%
Total capital (to RWA)	$2,634	12.92%	$1,632	8.0%	$2,039	10.0%
December 31, 2020
Tier 1 capital (to adjusted avg. total assets)	$2,390	8.12%	$1,177	4.0%	$1,472	5.0%
Common equity Tier 1 capital (to RWA)	$2,390	10.77%	$999	4.5%	$1,443	6.5%
Tier 1 capital (to RWA)	$2,390	10.77%	$1,332	6.0%	$1,775	8.0%
Total capital (to RWA)	$2,608	11.75%	$1,775	8.0%	$2,219	10.0%

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

At June 30, 2021, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements, or that the ultimate outcome of these actions will have a materially adverse effect on our financial condition, results of operations or cash flows.

DOJ Liability

    On February 24, 2012, the Bank entered into a Settlement Agreement with the DOJ under which we agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting certain conditions. On March 30, 2021, the Bank signed a $70 million final Settlement and Dismissal Amendment (the "Amendment") with the DOJ. The Amendment required us to make a $70 million one-time restitution cash payment and removed any further obligations related to the original Settlement Agreement. We recorded a $35 million expense to adjust the fair value of the DOJ Liability through other noninterest expense in the first quarter of 2021. The payment was made on April 8, 2021, fully satisfying the Amendment and reducing the liability to $0 at June 30,2021. See Note 16 - Fair Value Measurements.

Other litigation accruals

    At June 30, 2021 and December 31, 2020, excluding the fair value liability relating to the DOJ Liability, our total accrual for contingent liabilities and settled litigation was $8 million and $7 million, respectively.

Commitments

    In the normal course of business, we have various commitments outstanding which are not included on our Consolidated Statements of Financial Condition. The following table is a summary of the contractual amount of significant commitments:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Commitments to extend credit
Mortgage loan commitments including interest rate locks	$9,175	$10,702
Warehouse loan commitments	4,869	2,849
Commercial and industrial commitments	1,537	1,271
Other construction commitments	2,176	1,934
HELOC commitments	596	544
Other consumer commitments	166	121
Standby and commercial letters of credit	102	95

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

    We maintain a reserve for the estimated lifetime credit losses in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. A reserve balance of $18 million at June 30, 2021 and $28 million at December 31, 2020, respectively, is reflected in other liabilities on the Consolidated Statements of Financial Condition. See Note 4 - Loans Held-for-Investment for additional information.

    Supplemental executive retirement plan with former CEO. The Company entered into a supplemental executive retirement plan (“SERP”) with a former CEO in 2009. Under the plan, the former CEO was to receive a $16 million payment in August 2018. The Company fully accrued for the SERP liability during that time period and no SERP payments have been made to the former CEO. In the second quarter of 2021, we entered into a settlement agreement with the former CEO that terminates the SERP and all other prior employment agreements in exchange for a maximum payment of $6 million which remains subject to regulatory approval as of June 30, 2021.

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

	June 30, 2021
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$802	$—	$802
Agency - Residential	—	833	—	833
Municipal obligations	—	24	—	24
Corporate debt obligations	—	74	—	74
Other MBS	—	89	—	89
Certificate of deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	5,834	—	5,834
Loans held-for-investment
Residential first mortgage loans	—	19	—	19
Home equity	—	—	2	2
Mortgage servicing rights	—	—	342	342
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	115	115
Mortgage-backed securities forwards	—	19	—	19
Interest rate swaps and swaptions	—	64	—	64
Total assets at fair value	$—	$7,759	$459	$8,218
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(1)	$(1)
Mortgage backed securities forwards	—	(31)	—	(31)
Interest rate swaps	—	(6)	—	(6)
Total liabilities at fair value	$—	$(37)	$(1)	$(38)

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,061	$—	$1,061
Agency - Residential	—	735	—	735
Municipal obligations	—	28	—	28
Corporate debt obligations	—	77	—	77
Other MBS	—	42	—	42
Certificate of deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	7,009	—	7,009
Loans held-for-investment
Residential first mortgage loans	—	11	—	11
Home equity	—	—	2	2
Mortgage servicing rights	—	—	329	329
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	208	208
Mortgage-backed securities forwards	—	14	—	14
Interest rate swaps and swaptions	—	59	—	59
Total assets at fair value	$—	$9,037	$539	$9,576
Derivative liabilities
Mortgage-backed securities forwards	$—	$(98)	$—	$(98)
Interest rate swaps	—	(4)	—	(4)
DOJ Liability	—	—	(35)	(35)
Total liabilities at fair value	$—	$(102)	$(35)	$(137)

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
	(Dollars in millions)
Three Months Ended June 30, 2021
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	428	(54)	64	(96)	—	—	$342
Rate lock commitments (net) (2)(3)	74	47	179	—	—	(186)	$114
Totals	$504	$(7)	$243	$(96)	$—	$(186)	$458
Liabilities
DOJ Liability	$(70)	$—	$—	$—	$70	$—	$—
Totals	$(70)	$—	$—	$—	$70	$—	$—

Three Months Ended June 30, 2020
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	223	(36)	84	(10)	—	—	261
Rate lock commitments (net) (2)(3)	169	79	309	—	—	(352)	205
Totals	$394	$43	$393	$(10)	$—	$(352)	$468
Liabilities
DOJ Liability	$(35)	$—	$—	$—	$—	$—	$(35)
Contingent consideration	(16)	(11)	—	—	—	—	(27)
Totals	$(51)	$(11)	$—	$—	$—	$—	$(62)
(1)There were no unrealized gains (losses) recorded in OCI during the three months ended June 30, 2021 and 2020.
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
	(Dollars in millions)
Six Months Ended June 30, 2021
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	329	(20)	129	(96)	—	—	$342
Rate lock commitments (net) (2)(3)	208	(122)	384	—	—	(356)	$114
Totals	$539	$(142)	$513	$(96)	$—	$(356)	$458
Liabilities
DOJ Liability	$(35)	$(35)	$—	$—	$70	$—	$—
Totals	$(35)	$(35)	$—	$—	$70	$—	$—

Six Months Ended June 30, 2020
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	291	(108)	124	(46)	—	—	261
Rate lock commitments (net) (2)(3)	34	184	472	—	—	(485)	205
Totals	$327	$76	$596	$(46)	$—	$(485)	$468
Liabilities
DOJ Liability	$(35)	$—	$—	$—	$—	$—	$(35)
Contingent consideration	(10)	(17)	—	—	—	—	(27)
Totals	$(45)	$(17)	$—	$—	$—	$—	$(62)
(1)There were no unrealized gains (losses) recorded in OCI during the six months ended June 30, 2021 and 2020.
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
	(Dollars in millions)
June 30, 2021
Assets
Loans held-for-investment
Home equity	$2	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% -10.8% (9.0%) 12.6% - 18.9% (15.8%) 1.5%-2.3% (1.9%)	(1)
Mortgage servicing rights	$342	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	3.8% - 21.6% (8.9%) 0% - 11.5% (9.4%) $67 - $95 ($81)	(1)
Rate lock commitments (net)	$114	Consensus pricing	Origination pull-through rate	72.1% - 87.2% (73.9%)	(1)
(1)Unobservable inputs were weighted by their relative fair value of the instruments.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
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

    MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For June 30, 2021 and December 31, 2020, the weighted average life (in years) for the entire MSR portfolio was 5.4 and 4.2, respectively.

    DOJ Liability. The DOJ liability was settled for $70 million in the second quarter of 2021, fully satisfying the Amendment and reducing the liability to $0 at June 30,2021. Prior to settlement, the significant unobservable inputs used in the fair value measurement of the DOJ Liability were the discount rate, asset growth rate, return on assets, dividend rate and potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes, as further discussed in Note 15 - Legal Proceedings, Contingencies and Commitments.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

    We also have assets that are subject to measurement at fair value on a nonrecurring basis under certain conditions. The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Losses
	(Dollars in millions)
June 30, 2021
Loans held-for-sale (2)	$275	$275	$—	$(1)
Commercial loans	24	—	24	—
Impaired loans held-for-investment (2)
Residential first mortgage loans	26	—	26	(12)
Repossessed assets (3)	6	—	6	(2)
Totals	$331	$275	$56	$(15)
December 31, 2020
Residential first mortgage loans	$30	$30	$—	$(1)
Commercial loans	57	—	57	—
Impaired loans held-for-investment (2)
Residential first mortgage loans	24	—	24	(3)
Repossessed assets (3)	8	—	8	(3)
Totals	$119	$30	$89	$(7)
(1)The fair values are determined at various dates dependent upon when certain conditions were met requiring fair value measurement.
(2)Gains (losses) reflect fair value adjustments on assets for which we did not elect the fair value option.
(3)Gains (losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

    The following table presents the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
June 30, 2021
Commercial loans	$24	Fair value of collateral	Market price	N/A
Impaired loans held-for-investment
Residential first mortgage loans	$26	Fair value of collateral	Loss severity discount	0% - 100% (31.5%)	(2)
Repossessed assets	$6	Fair value of collateral	Loss severity discount	0% - 96.3% (19.8%)	(2)
December 31, 2020
Commercial loans	57	Fair value of collateral	Market price	N/A	(1)
Impaired loans held-for-investment
Residential first mortgage loans	$24	Fair value of collateral	Loss severity discount	0% - 100% (12.8%)	(2)
Repossessed assets	$8	Fair value of collateral	Loss severity discount	0% - 96.3% (24.5%)	(2)
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

Fair Value of Financial Instruments

    The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	June 30, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$345	$345	$345	$—	$—
Investment securities available-for-sale	1,823	1,823	—	1,823	—
Investment securities held-to-maturity	270	280	—	280	—
Loans held-for-sale	6,138	6,138	—	6,138	—
Loans held-for-investment	14,052	13,985	—	19	13,966
Loans with government guarantees	2,226	2,191	—	2,191	—
Mortgage servicing rights	342	342	—	—	342
Federal Home Loan Bank stock	377	377	—	377	—
Bank owned life insurance	361	361	—	361	—
Repossessed assets	6	6	—	—	6
Other assets, foreclosure claims	10	10	—	10	—
Derivative financial instruments, assets	198	198	—	83	115
Liabilities
Retail deposits
Demand deposits and savings accounts	$(8,781)	$(8,059)	$—	$(8,059)	$—
Certificates of deposit	(1,075)	(1,078)	—	(1,078)	—
Wholesale deposits	(1,163)	(1,171)	—	(1,171)	—
Government deposits	(1,981)	(1,899)	—	(1,899)	—
Company controlled deposits	(5,661)	(5,643)	—	(5,643)	—
Federal Home Loan Bank advances and other	(3,295)	(3,313)	—	(3,313)	—
Long-term debt	(396)	(342)	—	(342)	—
DOJ Liability	—	—	—	—	—
Derivative financial instruments, liabilities	(38)	(38)	—	(37)	(1)

	December 31, 2020
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$623	$623	$623	$—	$—
Investment securities available-for-sale	1,944	1,944	—	1,944	—
Investment securities held-to-maturity	377	393	—	393	—
Loans held-for-sale	7,098	7,098	—	7,098	—
Loans held-for-investment	16,227	16,188	—	11	16,177
Loans with government guarantees	2,516	2,498	—	2,498	—
Mortgage servicing rights	329	329	—	—	329
Federal Home Loan Bank stock	377	377	—	377	—
Bank owned life insurance	356	358	—	358	—
Repossessed assets	8	8	—	—	8
Other assets, foreclosure claims	17	17	—	17	—
Derivative financial instruments	281	281	—	73	208
Liabilities
Retail deposits
Demand deposits and savings accounts	$(8,616)	$(7,864)	$—	$(7,864)	$—
Certificates of deposit	(1,355)	(1,365)	—	(1,365)	—
Wholesale deposits	(1,031)	(1,047)	—	(1,047)	—
Government deposits	(1,765)	(1,706)	—	(1,706)	—
Custodial deposits	(7,206)	(7,133)	—	(7,133)	—
Federal Home Loan Bank advances	(5,100)	(5,124)	—	(5,124)	—
Long-term debt	(641)	(596)	—	(596)	—
DOJ Liability	(35)	(35)	—	—	(35)
Derivative financial instruments	(102)	(102)	—	(102)	—

Fair Value Option

    We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

    The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$214	$325	$127	$559
Liabilities
Other noninterest expense	$—	$—	$35	$—

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	June 30, 2021			December 31, 2020
	UPB	Fair Value	Fair Value Over / (Under) UPB	UPB	Fair Value	Fair Value Over / (Under) UPB
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$9	$8	$(1)	$9	$7	$(2)
Loans held-for-investment	10	10	—	9	8	(1)
Total nonaccrual loans	$19	$18	$(1)	$18	$15	$(3)
Other performing loans
Loans held-for-sale	$5,658	$5,826	$168	$6,704	$7,002	$298
Loans held-for-investment	12	11	(1)	5	4	(1)
Total other performing loans	$5,670	$5,837	$167	$6,709	$7,006	$297
Total loans
Loans held-for-sale	$5,667	$5,834	$167	$6,713	$7,009	$296
Loans held-for-investment	22	21	(1)	14	12	(2)
Total loans	$5,689	$5,855	$166	$6,727	$7,021	$294
Liabilities
DOJ Liability (1)	$—	$—	$—	$(118)	$(35)	$83
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

The Community Banking segment originates loans, provides deposits and fee-based services to consumer, business, and mortgage lending customers through its Branch Banking, Business Banking and Commercial Banking, Government Banking and Warehouse Lending. Products offered through these groups include checking accounts, savings accounts, money market accounts, CD, consumer loans, commercial loans, CRE loans, home builder finance loans and warehouse lines of credit. Other financial services available include consumer and corporate card services, customized treasury management solutions, merchant services and capital markets services such as loan syndications, and investment and insurance products and services. The interest income on LHFI is recognized in the Community Banking segment, excluding residential first mortgages and newly originated home equity products within the Mortgage Originations segment.

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

    The following tables present financial information by business segment for the periods indicated:

	Three Months Ended June 30, 2021
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$149	$58	$3	$(27)	$183
Provision (benefit) for credit losses	1	(2)	—	(43)	(44)
Net interest income after benefit for credit losses	148	60	3	16	227
Net gain on loan sales	—	168	—	—	168
Loan fees and charges	—	18	19	—	37
Net return on mortgage servicing rights	—	(5)	—	—	(5)
Loan administrative (expense) income	—	(9)	40	(3)	28
Other noninterest income	15	2	—	7	24
Total noninterest income	15	174	59	4	252
Compensation and benefits	27	49	16	30	122
Commissions	1	50	—	—	51
Loan processing expense	2	12	8	—	22
Other noninterest expense	(1)	20	21	54	94
Total noninterest expense	29	131	45	84	289
Income (loss) before indirect overhead allocations and income taxes	134	103	17	(64)	190
Indirect overhead allocation (expense) income	(9)	(16)	(5)	30	—
Provision (benefit) for income taxes	26	18	3	(4)	43
Net income (loss)	$99	$69	$9	$(30)	$147

Intersegment revenue (expense)	$45	$(1)	$11	$(55)	$—

Average balances
Loans held-for-sale	$22	$6,880	$—	$—	$6,902
Loans with government guarantees	—	2,344	—	—	2,344
Loans held-for-investment (2)	11,827	1,838	—	24	13,689
Total assets	12,175	12,021	268	3,547	28,011
Deposits	11,694	23	6,179	1,174	19,070
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

	Three Months Ended June 30, 2020
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$133	$56	$4	$(25)	$168
Provision (benefit) for credit losses	(3)	(2)	—	107	102
Net interest income after provision (benefit) for credit losses	136	58	4	(132)	66
Net gain on loan sales	—	303	—	—	303
Loan fees and charges	—	19	19	—	38
Net return on mortgage servicing rights	—	(8)	—	—	(8)
Loan administrative (expense) income	(1)	(8)	36	(6)	21
Other noninterest income	12	1	—	8	21
Total noninterest income	11	307	55	2	375
Compensation and benefits	24	38	11	43	116
Commissions	—	61	—	—	61
Loan processing expense	1	11	9	1	22
Other noninterest expense	124	56	17	(103)	94
Total noninterest expense	149	166	37	(59)	293
Income (loss) before indirect overhead allocations and income taxes	(2)	199	22	(71)	148
Indirect overhead allocation (expense) income	(11)	(15)	(6)	32	—
Provision (benefit) for income taxes	(3)	39	3	(7)	32
Net income (loss)	$(10)	$145	$13	$(32)	$116

Intersegment (expense) revenue	$(69)	$(34)	$9	$94	$—

Average balances
Loans held-for-sale	$—	$5,645	$—	$—	$5,645
Loans with government guarantees	—	858	—	—	858
Loans held-for-investment (2)	10,878	2,688	—	30	13,596
Total assets	11,292	10,598	69	4,302	26,261
Deposits	10,747	—	6,222	746	17,715
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

	Six Months Ended June 30, 2021
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$305	$114	$7	$(55)	$371
Provision (benefit) for credit losses	(13)	(4)	—	(55)	(72)
Net interest income after benefit for credit losses	318	118	7	—	443
Net gain on loan sales	—	395	—	—	395
Loan fees and charges	1	41	37	—	79
Net return on mortgage servicing rights	—	(5)	—	—	(5)
Loan administrative (expense) income	—	(20)	80	(6)	54
Other noninterest income	34	5	—	14	53
Total noninterest income	35	416	117	8	576
Compensation and benefits	55	103	32	76	266
Commissions	1	111	—	—	112
Loan processing expense	3	23	15	2	43
Other noninterest expense	28	42	44	101	215
Total noninterest expense	87	279	91	179	636
Income (loss) before indirect overhead allocations and income taxes	266	255	33	(171)	383
Indirect overhead allocation (expense) income	(19)	(35)	(10)	64	—
Provision (benefit) for income taxes	52	46	5	(16)	87
Net income (loss)	$195	$174	$18	$(91)	$296

Intersegment revenue (expense)	$59	$(3)	$22	$(78)	$—

Average balances
Loans held-for-sale	$11	$7,170	$—	$—	$7,181
Loans with government guarantees	—	2,422	—	—	2,422
Loans held-for-investment (2)	12,314	1,958	—	27	14,299
Total assets	12,668	12,515	329	3,520	29,032
Deposits	11,749	19	6,665	1,121	19,554
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

	Six Months Ended June 30, 2020
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$237	$98	$8	$(27)	$316
Provision (benefit) for credit losses	5	(5)	—	116	116
Net interest income after benefit for credit losses	232	103	8	(143)	200
Net gain on loan sales	—	393	—	—	393
Loan fees and charges	—	33	28	—	61
Net return on mortgage servicing rights	—	(2)	—	—	(2)
Loan administrative (expense) income	(2)	(15)	72	(22)	33
Other noninterest income	28	2	—	14	44
Total noninterest income	26	411	100	(8)	529
Compensation and benefits	51	69	21	77	218
Commissions	1	89	—	—	90
Loan processing expense	3	18	16	2	39
Other noninterest expense	168	82	36	(107)	179
Total noninterest expense	223	258	73	(28)	526
Income (loss) before indirect overhead allocations and income taxes	35	256	35	(123)	203
Indirect overhead allocation (expense) income	(20)	(27)	(11)	58	—
Provision (benefit) for income taxes	3	48	5	(14)	42
Net income (loss)	$12	$181	$19	$(51)	$161

Intersegment revenue (expense)	$(75)	$(34)	$17	$92	$—

Average balances
Loans held-for-sale	$—	$5,447	$—	$—	$5,447
Loans with government guarantees	—	834	—	—	834
Loans held-for-investment (2)	9,888	2,792	—	29	12,709
Total assets	10,340	10,207	59	4,231	24,837
Deposits	10,590	—	5,499	666	16,755
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

Note 18 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

    We did not adopt any ASU's during the quarter ended June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures. As of June 30, 2021, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s Management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of June 30, 2021.
(b)Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended June 30, 2021.
Issuer Purchases of Equity Securities

    The Company made no purchases of its equity securities during the quarter ended June 30, 2021.

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

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2021, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference
+	Constitutes a management contract or compensation plan or arrangement

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	August 6, 2021	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)