Form 10-Q
period 2021-09-30
FLAGSTAR BANCORP INC
filed 2021-11-05
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November 4, 2021, 52,863,598 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2021

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
ACL	Allowance for Credit Losses	HOLA	Home Owners' Loan Act
AFS	Available-for-Sale	Home equity	Second Mortgages, HELOANs, HELOCs
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HPI	Housing Price Index
ALCO	Asset Liability Committee	HTM	Held-to-Maturity
ALLL	Allowance for Loan Losses	LGG	Loans with Government Guarantees
AOCI	Accumulated Other Comprehensive Income (Loss)	LHFI	Loans Held-for-Investment
ASU	Accounting Standards Update	LHFS	Loans Held-for-Sale
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LIBOR	London Interbank Offered Rate
C&I	Commercial and Industrial	LTV	Loan-to-Value Ratio
CDARS	Certificates of Deposit Account Registry Service	Management	Flagstar Bancorp’s Management
CD	Certificates of Deposit	MBS	Mortgage-Backed Securities
CECL	Current Expected Credit Losses	MD&A	Management's Discussion and Analysis
CET1	Common Equity Tier 1	MSR	Mortgage Servicing Rights
CLTV	Combined Loan-to-Value Ratio	N/A	Not Applicable
Common Stock	Common Shares	N/M	Not Meaningful
CRE	Commercial Real Estate	NBV	Net Book Value
Deposit Beta	The change in the annualized cost of our deposits, compared to the change in the Federal Reserve discount rate	NPL	Nonperforming Loan
DOJ	United States Department of Justice	NYSE	New York Stock Exchange
DOJ Liability	2012 Settlement Agreement with the Department of Justice	OCC	Office of the Comptroller of the Currency
		OCI	Other Comprehensive Income (Loss)
DTA	Deferred Tax Asset	QTL	Qualified Thrift Lending
EVE	Economic Value of Equity	Regulatory Agencies	Board of Governors of the Federal Reserve, Office of the Comptroller of the Currency, U.S. Department of the Treasury, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, Securities and Exchange Commission
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FBC	Flagstar Bancorp	REO	Real estate owned and other nonperforming assets, net
FDIC	Federal Deposit Insurance Corporation	RMBS	Residential Mortgage-Backed Securities
Federal Reserve	Board of Governors of the Federal Reserve System	RWA	Risk Weighted Assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SNC	Shared National Credit
FICO	Fair Isaac Corporation	SOFR	Secured Oversight Financing Rate
FOAL	Fallout-Adjusted Locks	TDR	Troubled Debt Restructuring
FRB	Federal Reserve Bank	TPO	Third Party Originator
Freddie Mac	Federal Home Loan Mortgage Corporation	UPB	Unpaid Principal Balance
FTE	Full Time Equivalent Employees	U.S. Treasury	United States Department of Treasury
GAAP	United States Generally Accepted Accounting Principles	VIE	Variable Interest Entities
GNMA	Government National Mortgage Association	XBRL	eXtensible Business Reporting Language
HELOC	Home Equity Lines of Credit
HELOAN	Home Equity Loan
HFI	Held-for-Investment

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the third quarter of 2021, which should be read in conjunction with the financial statements and related notes set forth in Part I, Item 1 of this Form 10-Q and Part II, Item 8 of Flagstar Bancorp, Inc.'s 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

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

Introduction

    We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide commercial and consumer banking services, and we are the 6th largest bank mortgage originator in the nation and the 6th largest subservicer of mortgage loans nationwide. At September 30, 2021, we had 5,461 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC".

    Our relationship-based business model leverages our full-service bank’s capabilities and our national mortgage platform to create and build financial solutions for our customers. At September 30, 2021, we operated 158 full-service banking branches that offer a full set of banking products to consumer, commercial, and government customers. Our banking footprint spans Michigan, Indiana, California, Wisconsin, Ohio and contiguous states.

    We originate mortgages through a network of brokers and correspondents in all 50 states and our own loan officers, which includes our direct lending team, from 84 retail locations in 28 states and 3 call centers. We are also a leading national servicer of mortgage loans and provide complementary ancillary offerings including MSR lending, servicing advance lending and MSR recapture services.

Strategic Merger with New York Community Bancorp, Inc.

On April 26, 2021, it was announced that New York Community Bancorp, Inc. ("NYCB") and Flagstar had entered into a definitive merger agreement (the "Merger Agreement") under which the two companies will combine in an all stock merger. Under the terms of the Merger Agreement, Flagstar shareholders will receive 4.0151 shares of NYCB common stock for each Flagstar share they own. The new company expects to have over $87 billion in assets and operate nearly 400 traditional branches in nine states and 84 loan production offices across a 28 state footprint. On August 4, 2021, Flagstar's and NYCB's shareholders each voted in their respective special meetings of shareholders to approve the proposed business combination. The transaction is subject to customary closing conditions, including regulatory approvals.

Operating Segments

    Our operations are conducted through our three operating segments: Community Banking, Mortgage Originations, and Mortgage Servicing. For further information, see MD&A - Operating Segments and Note 17 - Segment Information.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended,			Nine Months Ended,
	September 30, 2021	June 30, 2021	Change	September 30, 2021	September 30, 2020	Change
	(Dollars in millions, except share data)
Net interest income	$195	$183	$12	$566	$496	$70
(Benefit) provision for credit losses	(23)	(44)	21	(95)	148	(243)
Total noninterest income	266	252	14	842	978	(136)
Total noninterest expense	286	289	(3)	922	827	95
Provision for income taxes	46	43	3	133	115	18
Net income	$152	$147	$5	$448	$384	$64
Income per share
Basic	$2.87	$2.78	$0.09	$8.48	$6.76	$1.72
Diluted	$2.83	$2.74	$0.09	$8.37	$6.71	$1.66
Weighted average shares outstanding:
Basic	52,862,288	52,763,868	98,420	52,767,923	56,827,171	(4,059,248)
Diluted	53,659,422	53,536,669	122,753	53,499,289	57,231,689	(3,732,400)

The following table summarizes our adjusted results of operations(1):

	Three Months Ended,			Nine Months Ended,
	September 30, 2021	June 30, 2021	Change	September 30, 2021	September 30, 2020	Change
	(Dollars in millions, except share data)
Net interest income	$195	$183	$12	$566	$496	$70
(Benefit) provision for credit losses	(23)	(44)	21	(95)	148	(243)
Total noninterest income	266	252	14	842	978	(136)
Total noninterest expense	281	290	(9)	883	827	56
Provision for income taxes	47	43	4	142	115	27
Net income	$156	$146	$10	$478	$384	$94
Income per share
Basic	$2.98	$2.78	$0.20	$9.04	$6.76	$2.28
Diluted	$2.94	$2.73	$0.21	$8.92	$6.71	$2.21
(1)See Use of Non-GAAP Financial Measures for further information.

The following table summarizes certain selected ratios and statistics for the periods indicated:

	Three Months Ended,		Nine Months Ended,
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Selected Ratios:
Interest rate spread (1)	2.84%	2.70%	2.70%	2.41%
Net interest margin	3.00%	2.90%	2.90%	2.81%
Adjusted net interest margin (2)	3.04%	3.06%	3.04%	2.88%
Return on average assets	2.16%	2.09%	2.08%	1.97%
Adjusted return on average assets (2)	2.21%	2.08%	2.22%	1.97%
Return on average common equity	23.40%	23.97%	24.32%	25.71%
Return on average tangible common equity (3)	25.18%	25.92%	24.65%	28.58%
Adjusted return on average tangible common equity (3)	26.16%	25.67%	27.23%	28.58%
Common equity-to-assets ratio	9.78%	9.23%	9.78%	7.45%
Common equity-to-assets ratio (average for the period)	9.24%	8.74%	8.55%	7.66%
Efficiency ratio	62.2%	66.6%	65.5%	56.1%
Adjusted efficiency ratio (2)	61.1%	66.8%	62.8%	56.1%
Selected Statistics:
Book value per common share	$50.04	$47.26	$50.04	$38.41
Tangible book value per share (3)	$47.21	$44.38	$47.21	$35.60
Number of common shares outstanding	52,862,383	52,862,264	52,862,383	57,150,470
(1)Interest rate spread is the difference between the yield earned on average interest-earning assets for the period and the rate of interest paid on average interest-bearing liabilities.
(2) See Use of Non-GAAP Financial Measures for further information.
(3) Excludes goodwill, intangible assets and the associated amortization. See Non-GAAP Reconciliation for further information.

Overview

    Net income was $152 million, or $2.83 per diluted share for the quarter ended September 30, 2021 compared to second quarter 2021 net income of $147 million, or $2.74 per diluted share. When adjusted for pre-tax merger related expenses of $5 million, net income was $156 million, or $2.94 per diluted share for the current quarter.

Our benefit for credit losses for the quarter ended September 30, 2021 was $23 million, compared to a benefit of $44 million in the second quarter 2021. Our benefit for credit losses in the third quarter reflects our estimate of the future performance of the LHFI portfolio as borrowers continue to recover from the economic stress caused by the pandemic.

Net interest income in the third quarter was $195 million, an increase of $12 million, or 7 percent as compared to the second quarter 2021. The results primarily reflect a favorable asset mix driven by growth and higher yields in our LHFS portfolio.

Noninterest income increased $14 million to $266 million in the third quarter, as compared to $252 million for the second quarter 2021, primarily due to higher mortgage revenues. Net return on mortgage servicing rights increased $14 million, to $9 million for the third quarter 2021, compared to a $5 million net loss for the second quarter 2021. Gain on loan sale margins increased 15 basis points, to 150 basis points for the third quarter 2021, as compared to 135 basis points for the second quarter 2021.

Noninterest expense decreased $3 million during the third quarter 2021 as compared to the second quarter 2021. The decrease was primarily due to lower commissions as mortgage loan closings decreased 2 percent compared to the prior quarter and seasonally lower benefit costs. The third quarter also included $5 million of merger expenses, compared to $9 million in the prior quarter.

Net Interest Income

The following table presents details on our net interest margin and net interest income on a consolidated basis:

	Three Months Ended,
	September 30, 2021			June 30, 2021
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$7,839	$63	3.22%	$6,902	$53	3.05%
Loans held-for-investment
Residential first mortgage	1,706	14	3.14%	1,887	15	3.27%
Home equity	686	6	3.64%	748	7	3.64%
Other	1,177	14	4.76%	1,101	13	4.80%
Total consumer loans	3,569	34	3.77%	3,736	35	3.79%
Commercial real estate	3,238	28	3.43%	3,093	26	3.37%
Commercial and industrial	1,341	12	3.56%	1,449	14	3.72%
Warehouse lending	5,392	52	3.76%	5,410	53	3.95%
Total commercial loans	9,971	92	3.62%	9,952	93	3.74%
Total loans held-for-investment (1)	13,540	126	3.66%	13,688	128	3.75%
Loans with government guarantees	2,046	8	1.61%	2,344	5	0.79%
Investment securities	2,058	12	2.15%	2,123	12	2.19%
Interest-earning deposits	173	—	0.18%	212	—	0.13%
Total interest-earning assets	25,656	$209	3.22%	25,269	$198	3.12%
Other assets	2,391			2,742
Total assets	$28,047			$28,011
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,603	$—	0.05%	$1,686	$—	0.06%
Savings deposits	4,144	2	0.14%	4,084	1	0.14%
Money market deposits	840	—	0.08%	762	—	0.07%
Certificates of deposit	1,038	1	0.50%	1,126	2	0.62%
Total retail deposits	7,625	3	0.16%	7,658	3	0.18%
Government deposits	2,148	1	0.17%	1,795	1	0.19%
Wholesale deposits and other	1,342	3	0.99%	1,170	4	1.33%
Total interest-bearing deposits	11,115	7	0.26%	10,623	8	0.31%
Short-term FHLB advances and other	2,736	1	0.18%	2,422	1	0.17%
Long-term FHLB advances	1,343	3	0.92%	1,200	3	1.03%
Other long-term debt	396	3	3.16%	396	3	3.19%
Total interest-bearing liabilities	$15,590	$14	0.38%	$14,641	$15	0.43%
Noninterest-bearing deposits
Retail deposits and other	2,391			2,259
Custodial deposits (2)	6,180			6,188
Total noninterest bearing deposits	8,571			8,447
Other liabilities	1,294			2,476
Stockholders’ equity	2,592			2,448
Total liabilities and stockholders' equity	$28,047			$28,012
Net interest-earning assets	$10,066			$10,628
Net interest income		$195			$183
Interest rate spread (3)			2.84%			2.70%
Net interest margin (4)			3.00%			2.90%
Ratio of average interest-earning assets to interest-bearing liabilities			164.6%			172.6%
Total average deposits	$19,686			$19,070
(1)Includes nonaccrual loans. For further information on nonaccrual loans, see Note 4 - Loans Held-for-Investment.
(2)Includes noninterest-bearing custodial deposits that arise due to the servicing of loans for others.
(3)Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.
(4)Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended,
	September 30, 2021			September 30, 2020
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$7,403	$169	3.04%	$5,499	$142	3.44%
Loans held-for-investment
Residential first mortgage	1,907	46	3.21%	2,822	72	3.40%
Home equity	751	20	3.59%	990	30	4.10%
Other	1,106	40	4.78%	882	36	5.47%
Total consumer loans	3,764	106	3.75%	4,694	138	3.94%
Commercial real estate	3,125	80	3.38%	3,019	90	3.90%
Commercial and industrial	1,425	39	3.60%	1,774	50	3.68%
Warehouse lending	5,729	170	3.91%	3,937	119	3.98%
Total commercial loans	10,279	289	3.71%	8,730	259	3.89%
Total loans held-for-investment (1)	14,043	395	3.72%	13,424	397	3.91%
Loans with government guarantees	2,295	15	0.95%	1,267	12	1.23%
Investment securities	2,130	35	2.19%	3,094	56	2.40%
Interest-earning deposits	158	—	0.15%	251	1	0.56%
Total interest-earning assets	26,029	$614	3.13%	23,535	$608	3.42%
Other assets	2,672			2,457
Total assets	$28,701			$25,992
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,713	$1	0.06%	$1,737	$4	0.33%
Savings deposits	4,058	4	0.14%	3,513	17	0.63%
Money market deposits	763	—	0.07%	712	1	0.17%
Certificates of deposit	1,152	6	0.71%	1,970	29	1.98%
Total retail deposits	7,686	11	0.20%	7,932	51	0.86%
Government deposits	1,907	3	0.19%	1,208	6	0.68%
Wholesale deposits and other	1,182	11	1.27%	758	12	2.03%
Total interest-bearing deposits	10,775	25	0.32%	9,898	69	0.93%
Short-term FHLB advances and other	2,646	3	0.17%	3,212	16	0.65%
Long-term FHLB advances	1,248	9	0.99%	1,021	9	1.13%
Other long-term debt	414	11	3.50%	494	18	4.94%
Total interest-bearing liabilities	$15,083	$48	0.43%	$14,625	$112	1.01%
Noninterest-bearing deposits
Retail deposits and other	2,307			1,680
Custodial deposits (2)	6,517			6,120
Total noninterest bearing deposits	8,824			7,800
Other liabilities	2,340			1,576
Stockholders’ equity	2,454			1,991
Total liabilities and stockholders' equity	$28,701			$25,992
Net interest-earning assets	$10,946			$8,910
Net interest income		$566			$496
Interest rate spread (3)			2.70%			2.41%
Net interest margin (4)			2.90%			2.81%
Ratio of average interest-earning assets to interest-bearing liabilities			172.6%			160.9%
Total average deposits	$19,598			$17,698
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

	Three Months Ended,			Nine Months Ended,
	September 30, 2021 versus June 30, 2021 Increase (Decrease) Due to:			September 30, 2021 versus September 30, 2020 Increase (Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$2	$8	$10	$(22)	$49	$27
Loans held-for-investment
Residential first mortgage	—	(1)	(1)	(3)	(23)	(26)
Home equity	—	(1)	(1)	(3)	(7)	(10)
Other	—	1	1	(5)	9	4
Total consumer loans	1	(2)	(1)	(5)	(27)	(32)
Commercial real estate	1	1	2	(13)	3	(10)
Commercial and industrial	(1)	(1)	(2)	(1)	(10)	(11)
Warehouse lending	(1)	—	(1)	(2)	53	51
Total commercial loans	(1)	—	(1)	(15)	45	30
Total loans held-for-investment	(1)	(1)	(2)	(20)	18	(2)
Loans with government guarantees	4	(1)	3	(6)	9	3
Investment securities	—	—	—	(4)	(17)	(21)
Interest-earning deposits and other	—	—	—	(1)	—	(1)
Total interest-earning assets	$8	$3	$11	$(58)	$64	$6
Interest-Bearing Liabilities
Interest-bearing deposits	$(1)	$—	$(1)	$(50)	$6	$(44)
Short-term FHLB advances and other borrowings	—	—	—	(10)	(3)	(13)
Long-term FHLB advances	—	—	—	(2)	2	—
Other long-term debt	—	—	—	(4)	(3)	(7)
Total interest-bearing liabilities	(2)	1	(1)	(67)	3	(64)
Change in net interest income	$10	$2	$12	$9	$61	$70

Comparison to Prior Quarter

    Net interest income for the three months ended September 30, 2021 was $195 million, an increase of $12 million, or 7 percent as compared to the second quarter 2021. The results primarily reflect higher earning assets, the result of higher loans held-for-sale during the quarter. Average interest earning assets increased $0.4 billion, or 2 percent as a result of $0.9 billion, or 14 percent growth in the LHFS portfolio partially offset by lower average balances in our HFI consumer loan and LGG portfolios.

The net interest margin increased 10 basis points to 3 percent for the quarter ended September 30, 2021, as compared to 2.90 percent for the quarter ended June 30, 2021. Excluding the impact from LGG in forbearance that have not been repurchased and do not accrue interest, adjusted net interest margin decreased 2 basis points to 3.04 percent in the third quarter, compared to adjusted net interest margin of 3.06 percent in the prior quarter. The decrease in adjusted net interest margin was attributable to a higher mix of repurchased LGG loans and competitive pricing actions taken to maintain warehouse balances. Retail banking deposit rates decreased 2 basis points primarily driven by the maturity of higher cost wholesale deposits.

Average total deposits were $19.7 billion in the third quarter 2021, increasing $0.6 billion, or 3 percent, from the second quarter 2021. The increase was primarily driven by a $0.4 billion, or 20 percent, higher government deposits due to seasonal tax collections and higher average retail deposits.

Comparison to Prior Year    to Date

    Net interest income for the nine months ended September 30, 2021 was $566 million, an increase of $70 million as compared to the nine months ended September 30, 2020. The 14 percent increase was driven by growth in average interest-earning assets primarily from the warehouse and LHFS portfolios. In addition, net interest margin increased 9 basis points to 2.90 percent for the nine months ended September 30, 2021, as compared to 2.81 percent for the nine months ended September 30, 2020 primarily due to a lower cost of funds driven by higher noninterest bearing retail deposits, lower overall market rates and the continued maturity of higher rate CDs.
    Average interest-earnings assets increased $2.5 billion primarily driven by growth in our warehouse and LHFS portfolios which both benefited from the favorable mortgage environment and improvements in market share. Average LGG increased $1.0 billion driven by an increase in loans that have been repurchased or are eligible to be repurchased from GNMA due to forbearance.

    Average interest-bearing liabilities increased $0.5 billion, driven by increases of $0.7 billion and $0.5 billion in government deposits and savings deposits, respectively, partially offset by a decrease of $0.8 billion due to the maturity of time deposits. The increase in average government deposits was driven by an increase in municipal deposits stemming from stimulus related to COVID-19 that allowed for the easing of municipality deposit limits. The increase in average savings deposits was driven by the continued impact from government stimulus related to COVID-19, and the migration of maturing time deposits into savings accounts. The increase in total deposits was driven by higher average customer balances, which grew from the impact of COVID-19 on customer behavior and spending patterns and higher custodial deposits as a result of growth in our subservicing portfolio and higher refinance activity.

Provision for Credit Losses

Comparison to Prior Quarter

The benefit for credit losses was $23 million for the three months ended September 30, 2021, as compared to a $44 million benefit for credit losses for the three months ended June 30, 2021. Our benefit for credit losses in the third quarter reflects improvements in our economic forecasts and our evaluation of the performance of the LHFI portfolio as borrowers continue to recover from the economic stress caused by the pandemic. During the third quarter 2021, we had $6 million of net charge-offs, primarily from one commercial borrower.

Comparison to Prior Year    to Date

The benefit for credit losses was $95 million for the nine months ended September 30, 2021, as compared to a provision for credit losses of $148 million for the nine months ended September 30, 2020. The decrease is reflective of improved economic forecasts and credit conditions in 2021 as the economy continues to recover from the conditions caused by the pandemic as compared to the forecasted weakening economic conditions caused by the pandemic in the prior year.

For further information on the provision for credit losses, see MD&A - Credit Quality.

Noninterest Income

    The following tables provide information on our noninterest income and other mortgage metrics:

	Three Months Ended,			Nine Months Ended,
	September 30, 2021	June 30, 2021	Change	September 30, 2021	September 30, 2020	Change
	(Dollars in millions)
Net gain on loan sales	$169	$168	$1	$564	$739	$(175)
Loan fees and charges	33	37	(4)	112	102	$10
Net return on mortgage servicing rights	9	(5)	14	4	10	$(6)
Loan administration income	31	28	3	85	59	$26
Deposit fees and charges	9	8	1	26	24	$2
Other noninterest income	15	16	(1)	51	44	$7
Total noninterest income	$266	$252	$14	$842	$978	$(136)

	Three Months Ended,			Nine Months Ended,
	September 30, 2021	June 30, 2021	Change	September 30, 2021	September 30, 2020	Change
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)(3)	$11,300	$12,400	$(1,100)	$36,000	$40,000	$(4,000)
Mortgage loans closed (3)	$12,500	$12,800	$(300)	$39,100	$35,200	$3,900
Mortgage loans sold and securitized (3)	$12,400	$14,000	$(1,600)	$40,100	$34,900	$5,200
Net margin on mortgage rate lock commitments (fallout-adjusted) (1)(2)	1.50%	1.35%	0.15%	1.57%	1.85%	(0.28)%
Net margin on loans sold and securitized	1.36%	1.20%	0.16%	1.41%	2.12%	(0.71)%
(1)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by estimates of the percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.
(2)Gain on sale margin is based on net gain on loan sales to fallout-adjusted mortgage rate lock commitments.
(3)Rounded to nearest hundred million.

Comparison to Prior Quarter

    Noninterest income increased $14 million for the quarter ended September 30, 2021, compared to the quarter ended June 30, 2021, primarily due to the following:

•Net return on mortgage servicing rights was $9 million in the third quarter of 2021, an increase of $14 million compared to the second quarter of 2021. This was driven by an increase in the fair value of our MSR portfolio at September 30, 2021.

•Net gain on loan sales increased $1 million to $169 million, as compared to $168 million in the second quarter 2021. Gain on sale margins increased 15 basis points, to 150 basis points for the third quarter 2021, as compared to 1.35 percent for the second quarter 2021. FOALs decreased $1.1 billion, or 9 percent, to $11.3 billion.

•Loan fees and charges decreased $4 million to $33 million for the third quarter of 2021, compared to $37 million for the second quarter 2021, primarily due to a 2 percent decrease in mortgage loans closed.

Comparison to Prior Year    to Date

    Noninterest income decreased $136 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to the following:

•Net gain on loan sales decreased $175 million, primarily due to $4.0 billion lower FOALs and a 28 basis points decrease in our gain on sale margin driven by competitive factors relative to the prior year.

•Loan administration income increased $26 million, driven primarily by a decline in LIBOR-based credits paid to sub-servicing customers on custodial deposits along with $7 million higher subservice fee income due to an increase in the average number of loans being subserviced.

•Loan fees and charges increased $10 million primarily driven by an increase in ancillary and boarding fees as the subservicing portfolio has grown and higher retail closings partially offset by more competitive pricing in mortgage.

•Other noninterest income increased $7 million primarily driven by higher income from non-marketable investments and gains on other asset sales.

•Net return on mortgage servicing rights decreased $6 million, primarily driven by higher runoff that included MSR write-offs of $17 million related to LGG that were repurchased during the current period and higher transaction costs. These decreases were partially offset by higher service fee income and an increase in the fair value of our MSR portfolio.

Noninterest Expense

    The following table sets forth the components of our noninterest expense:

	Three Months Ended,			Nine Months Ended,
	September 30, 2021	June 30, 2021	Change	September 30, 2021	September 30, 2020	Change
	(Dollars in millions)
Compensation and benefits	$130	$122	$8	$396	$341	$55
Occupancy and equipment	46	50	(4)	141	132	9
Commissions	44	51	(7)	156	162	(6)
Loan processing expense	22	22	—	65	59	6
Legal and professional expense	12	11	1	32	20	12
Federal insurance premiums	6	4	2	16	19	(3)
Intangible asset amortization	3	3	—	8	10	(2)
Other noninterest expense	23	26	(3)	108	84	24
Total noninterest expense	$286	$289	$(3)	$922	$827	$95
Efficiency ratio	62.2%	66.6%	(4.4)%	65.5%	56.1%	9.4%
Number of FTE employees	5,461	5,503	(42)	5,461	4,871	590

Comparison to Prior Quarter

Noninterest expense decreased to $286 million for the quarter ended September 30, 2021, compared to $289 million for the quarter ended June 30, 2021. Excluding $5 million of merger costs in the third quarter of 2021 and $9 million of merger expenses in the second quarter 2021, and adjusting for the $10 million benefit from an agreement to reduce the 2009 former
CEO supplemental executive retirement plan liability recognized in the second quarter 2021, noninterest expense decreased $9 million, or 3 percent. The decrease in noninterest expense primarily reflects lower commissions as mortgage loan closings decreased 2 percent compared to the prior quarter and seasonally lower benefit costs.

Comparison to Prior Year    to Date

Noninterest expense increased $95 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 primarily due to the following:

•Compensation and benefits increased $55 million, primarily due to a 12 percent increase in average FTE to support forbearance customers beginning in the second quarter of 2020 and adding variable mortgage closing capacity along with an increase in incentive compensation attributed to stronger financial results.

•Other noninterest expense increased $24 million primarily driven by the $35 million DOJ final settlement expense recognized during the nine months ended September 30, 2021. This expense was partially offset by certain performance-related earn out expenses related to our Opes Advisors acquisition recognized during the nine months ended September 30, 2020 which did not reoccur.

•Legal and professional fees increased $12 million primarily driven by $7 million of merger related expenses during the nine months ended September 30, 2021 and legal expenses associated with the DOJ and former CEO SERP settlements.

•Occupancy and equipment increased $9 million primarily related to higher software costs and $4 million of merger related expenses.

•Loan processing expense increased $6 million, primarily driven by $4.0 billion, or 11 percent, higher mortgage closings along with a shift in channel mix from TPO to retail which supports a higher gain on sale margin but also has higher commission rates and costs.

•Mortgage commissions decreased $6 million driven by profit-based commissions being impacted by lower TPO profitability and offsetting the increase due to higher closings.

Provision for Income Taxes

    The third quarter provision for income taxes totaled $46 million, with an effective tax rate of 23.2 percent, compared to $43 million and an effective tax rate of 22.5 percent for the second quarter 2021. Our effective tax rate increased slightly compared to the prior quarter primarily due to lower stock-based compensation and a reduction to tax-exempt income.

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

	Three Months Ended,			Nine Months Ended,
Community Banking	September 30, 2021	June 30, 2021	Change	September 30, 2021	September 30, 2020	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$149	$149	$—	$454	$395	$59
(Benefit) provision for credit losses	8	1	7	(5)	3	(8)
Net interest income after (benefit) provision for credit losses	141	148	(7)	459	392	67
Net loss on loan sales	—	—	—	—	2	(2)
Loan fees and charges	—	—	—	1	1	—
Loan administration expense	—	—	—	(1)	(2)	1
Other noninterest income	16	15	1	49	43	6
Total noninterest income	16	15	1	49	44	5
Compensation and benefits	26	27	(1)	81	79	2
Commissions	1	1	—	2	2	—
Loan processing expense	1	2	(1)	4	4	—
Other noninterest expense	12	(1)	13	39	231	(192)
Total noninterest expense	40	29	11	126	316	(190)
Income before indirect overhead allocations and income taxes	117	134	(17)	382	120	262
Indirect overhead allocation	(7)	(9)	2	(26)	(31)	5
Provision for income taxes	23	26	(3)	75	19	56
Net income	$87	$99	$(12)	$281	$70	$211

Key Metrics
Number of FTE employees	1,140	1,155	(15)	1,140	1,282	(142)
Number of bank branches	158	158	—	158	160	(2)

Comparison to Prior Quarter

    The Community Banking segment reported net income of $87 million for the quarter ended September 30, 2021, compared to net income of $99 million for the quarter ended June 30, 2021. The $12 million decrease was driven by the following:

•Other noninterest expense increased $13 million due to higher intersegment expense allocations as a result of a lower benefit for credit losses allocation in the third quarter vs. the second quarter.

•The provision for credit losses was $8 million in the third quarter 2021, compared to a $1 million provision in the prior quarter. The increase in the provision was primarily due to the charge-off relating to one commercial borrower.

Comparison to Prior Year to Date

    The Community Banking segment reported net income of $281 million for the nine months ended September 30, 2021, compared to $70 million for the nine months ended September 30, 2020. The increase was driven by the following:

•Net interest income increased $59 million driven by higher average loan and deposit balances, led by our warehouse business partially offset by lower margins due to interest rates since the end of March 2020.

•The benefit from credit losses was $5 million for the nine months ended September 30, 2021 primarily due to the $16 million recovery on a previously charged-off loan partially offset by net charge-offs, primarily from one commercial borrower. The $3 million provision for credit losses for the nine months ended September 30, 2020 was primarily as a result of pre-pandemic loan growth.

•Other noninterest expense decreased $192 million driven by lower intersegment expense allocations which was the result of the benefit from credit losses in 2021 as economic conditions have improved for the nine months ended September 30, 2021 as compared to a significant provision for credit losses for the nine months ended September 30, 2020 due to worsening economic conditions brought about by the onset and continuation of the pandemic.
•Other noninterest income increased $6 million primarily driven by higher deposit fees and gains on other asset sales.

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

	Three Months Ended,			Nine Months Ended,
Mortgage Originations	September 30, 2021	June 30, 2021	Change	September 30, 2021	September 30, 2020	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$72	$58	$14	$186	$147	$39
Benefit for credit losses	(2)	(2)	—	(7)	(8)	1
Net interest income after benefit for credit losses	74	60	14	193	155	38
Net gain on loan sales	169	168	1	564	737	(173)
Loan fees and charges	13	18	(5)	55	58	(3)
Loan administration expense	(7)	(9)	2	(26)	(25)	(1)
Net return on mortgage servicing rights	9	(5)	14	4	10	(6)
Other noninterest income	3	2	1	8	5	3
Total noninterest income	187	174	13	605	785	(180)
Compensation and benefits	48	49	(1)	151	111	40
Commissions	43	50	(7)	155	160	(5)
Loan processing expense	11	12	(1)	34	29	5
Other noninterest expense	23	20	3	65	114	(49)
Total noninterest expense	125	131	(6)	405	414	(9)
Income before indirect overhead allocations and income taxes	136	103	33	393	526	(133)
Indirect overhead allocation	(14)	(16)	2	(50)	(45)	(5)
Provision for income taxes	26	18	8	72	101	(29)
Net income	$96	$69	$27	$271	$380	$(109)

Key Metrics
Mortgage rate lock commitments (fallout-adjusted) (1)(2)	$11,300	$12,400	$(1,100)	$36,000	$40,000	$(4,000)
Noninterest expense to closing volume	1.00%	1.02%	(0.02)%	1.03%	1.18%	(0.15)%
Number of FTE employees	2,132	2,134	—	2,132	1,675	500
(1)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.
(2)Rounded to nearest hundred million.

Comparison to Prior Quarter

    The Mortgage Originations segment reported net income of $96 million for the quarter ended September 30, 2021 as compared to $69 million for the quarter ended June 30, 2021. The increase was driven by the following:

•Net interest income increased $14 million primarily due to $0.9 billion, or 14 percent growth in the LHFS portfolio.
•Net return on mortgage servicing rights increased $14 million primarily driven by an increase in the fair value of our MSR portfolio at September 30, 2021.
•Net gain on loan sales increased $1 million to $169 million, as compared to $168 million in the second quarter 2021. Gain on sale margins increased by 15 basis points, to 150 basis points for the third quarter 2021, as compared to 135 basis points for the second quarter 2021. FOALs decreased $1.1 billion, or 9 percent, to $11.3 billion.

•Commissions decreased $7 million, primarily due to a 2 percent reduction in mortgage loan closings.

Comparison to Prior Year to Date

    The Mortgage Originations segment reported net income of $271 million for the nine months ended September 30, 2021 and $380 million for the nine months ended September 30, 2020. The decrease was driven by the following:

•Net gain on loan sales decreased $173 million primarily due to $4.0 billion lower FOALs and a 28 basis points decrease in our gain on sale margin driven by competitive factors relative to the prior year.
•Compensation and benefits increased $40 million primarily due to higher average FTE to support business growth.
•Net interest income increased $39 million primarily due to $1.9 billion higher average LHFS balances driven by an 11 percent increase in mortgage closings.

•Other noninterest expense decreased $49 million primarily driven by lower intersegment expense allocations related to the benefit from credit losses in 2021 as compared to the provision in 2020.
•Net return on mortgage servicing rights, including the impact of economic hedges, decreased $6 million. The nine months ended September 30, 2021 included $17 million of MSR write-offs associated with LGG that were repurchased in 2021 compared to a de-minimis amount for the same period of 2020. In addition, mortgage refinance activity continued to be elevated compared to historical norms which impacted prepayment speeds and overall net return on mortgage servicing rights.

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

	Three Months Ended,			Nine Months Ended,
Mortgage Servicing	September 30, 2021	June 30, 2021	Change	September 30, 2021	September 30, 2020	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$4	$3	$1	$11	$14	$(3)

Loan fees and charges	20	19	$1	57	43	$14
Loan administration income	40	40	$—	120	112	$8
Total noninterest income	60	59	1	177	155	22
Compensation and benefits	16	16	—	47	33	14
Loan processing expense	9	8	1	24	24	—
Other noninterest expense	22	21	1	66	57	9
Total noninterest expense	47	45	2	137	114	23
Income before indirect overhead allocations and income taxes	17	17	—	51	55	(4)
Indirect overhead allocation	(4)	(5)	1	(14)	(15)	1
Provision for income taxes	3	3	—	8	8	—
Net income	$10	$9	$1	$29	$32	$(3)

Key Metrics
Average number of residential loans serviced (1)	1,193,000	1,165,000	28,000	1,193,000	1,098,000	95,000
Number of FTE employees	727	730	(3)	727	541	186
(1)Rounded to nearest thousand.

    The following table presents loans serviced and the number of accounts associated with those loans:

	September 30, 2021		June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Loan Servicing
Subserviced for others (2)	$230,045	1,007,557	$211,775	975,467	$197,053	921,126	$178,606	867,799	$180,981	893,559
Serviced for others (3)	31,354	124,665	34,263	139,029	40,402	160,511	38,026	151,081	37,908	148,868
Serviced for own loan portfolio (4)	10,410	70,738	9,685	67,988	9,965	66,363	10,079	66,519	8,469	62,486
Total loans serviced	$271,809	1,202,960	$255,723	1,182,484	$247,420	1,148,000	$226,711	1,085,399	$227,358	1,104,913
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

Comparison to Prior Quarter

The Mortgage Servicing segment reported net income of $10 million for the quarter ended September 30, 2021, compared to net income of $9 million for the quarter ended June 30, 2021 as a result of a consistent number of loans serviced and subserviced and slightly higher ancillary fees.

Comparison to Prior Year to Date

The Mortgage Servicing segment reported net income of $29 million for the nine months ended September 30, 2021, compared to net income of $32 million for the nine months ended September 30, 2020. The $3 million decrease in net income was driven by a $22 million increase in noninterest income primarily driven by higher ancillary fee income and a decline in LIBOR-based fees paid to sub-servicing customers on custodial deposits. This was more than offset by a $23 million increase in noninterest expenses as a result of growth in FTE and the average number of loans serviced which drove compensation and benefits and other noninterest expense higher. FTE was also impacted by hiring in default servicing given a ramp up in loss mitigation efforts to assist forbearance customers which began in the second quarter of 2020.

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

	Three Months Ended,			Nine Months Ended,
Other	September 30, 2021	June 30, 2021	Change	September 30, 2021	September 30, 2020	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$(30)	$(27)	$(3)	$(85)	$(60)	$(25)
(Benefit) provision for credit losses	(29)	(43)	14	(83)	153	(236)
Net interest income after (benefit) provision for credit losses	(1)	16	(17)	(2)	(213)	211
Loan fees and charges	—	—	—	(1)	—	(1)
Loan administration expense	(2)	(3)	1	(8)	(26)	18
Other noninterest income	5	7	(2)	20	20	—
Total noninterest income	3	4	(1)	11	(6)	17
Compensation and benefits	40	30	10	117	118	(1)
Commissions	—	—	—	(1)	—	(1)
Loan processing expense	1	—	1	3	2	1
Other noninterest expense	33	54	(21)	135	(137)	272
Total noninterest expense	74	84	(10)	254	(17)	271
Income before indirect overhead allocations and income taxes	(72)	(64)	(8)	(245)	(202)	(43)
Indirect overhead allocation	25	30	(5)	90	91	(1)
Provision for income taxes	(6)	(4)	(2)	(22)	(13)	(9)
Net loss	$(41)	$(30)	$(11)	$(133)	$(98)	$(35)

Key Metrics
Number of FTE employees	1,460	1,484	(24)	1,484	1,163	321

Comparison to Prior Quarter

    The Other segment reported a net loss of $41 million, for the quarter ended September 30, 2021, compared to a net loss of $30 million for the quarter ended June 30, 2021. The $11 million increase in loss was primarily driven by a $10 million benefit recorded in the second quarter of 2021 related to an agreement to reduce the 2009 former CEO supplemental executive retirement plan liability that did not reoccur. The majority of all other activity within the Other segment largely offsets and is allocated back to the operating segments, recorded as contra other noninterest expense in the other segment which includes the provision as discussed in the operating segments overview.

Comparison to Prior Year to Date

    The Other segment reported a net loss of $133 million, for the nine months ended September 30, 2021, compared to a net loss of $98 million for the nine months ended September 30, 2020. The $35 million increase in losses was primarily due to a $25 million decrease in net interest income as a result of the Bank’s overall asset sensitive position and the lower average rates during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The nine months ended September 30, 2021 also includes a $35 million final settlement expense for the DOJ Liability partially offset by a $10 million benefit related to the former CEO SERP. The majority of all other activity within the Other segment largely offsets and is allocated back to the operating segments, recorded as contra other noninterest expense in the other segment which includes the provision as discussed in the operating segments overview.

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

    We maintain credit limits in compliance with regulatory requirements. Under HOLA, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 plus Tier 2 capital and any portion of the ACL not included in the Tier 2 capital. This limit was $451 million as of September 30, 2021. We maintain a more conservative maximum internal Bank credit limit than required by HOLA, generally not exceeding $100 million to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships, which have a higher internal Bank limit of $150 million. During 2020, the Board approved the extension of short-term “overlines” to certain warehouse borrowers as all advances are fully collateralized by residential mortgage loans and this asset class has had very low levels of historical loss, resulting in a temporary increase of the warehouse borrower limit to $200 million. We have a tracking and reporting process to monitor lending concentration levels, and all new commercial credit exposures to a single or related borrower that exceed $50 million and all new warehouse credit exposures to a single or related borrower that exceed $75 million must be approved by the Board of Directors. Exceptions to these levels to strong borrowers are made on a case by case basis, with none exceeding $150 million as of September 30, 2021 or $300 million for warehouse borrowers.

    Our commercial loan portfolio has been built on our relationship-based lending strategy. We provide financing and banking products to our commercial customers in our core banking footprint and will follow those established customer relationships to meet their financing needs in areas outside of our footprint. We have also formed relationship lending on a national scale through our home builder finance and warehouse lending businesses. At September 30, 2021, we had $10.8 billion in our commercial loan portfolio with our warehouse lending and home builder finance businesses accounting for 66 percent of the total. Of the remaining commercial loans in our portfolio, the majority of CRE and C&I loans were with customers who have established relationships within our core banking footprint.

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

    The consumer loan portfolio has been built on strong underwriting criteria and within concentration limits intended to diversify our risk profile. We have built our consumer loan portfolio by adding high quality first mortgage loans to our balance sheet making up 47 percent of our total consumer loan portfolio at September 30, 2021.

Loans Held-for-Investment

    The following table summarizes the amortized cost of our LHFI by category:

	September 30, 2021	% of Total	December 31, 2020	% of Total	Change
	(Dollars in millions)
Consumer loans
Residential first mortgage	$1,626	11.4%	$2,266	14.0%	$(640)
Home equity (1)	657	4.6%	856	5.2%	(199)
Other	1,203	8.4%	1,004	6.2%	199
Total consumer loans	3,486	24.4%	4,126	25.4%	(640)
Commercial loans
Commercial real estate	3,216	22.5%	3,061	18.9%	155
Commercial and industrial	1,387	9.7%	1,382	8.5%	5
Warehouse lending	6,179	43.3%	7,658	47.2%	(1,479)
Total commercial loans	10,782	75.6%	12,101	74.6%	(1,319)
Total loans held-for-investment	$14,268	100.0%	$16,227	100.0%	$(1,959)
(1)Includes second mortgages, HELOCs and HELOANs.

    The decrease in our commercial loan portfolio of $1.3 billion, or 11 percent, is mainly due to warehouse repayments outpacing advances from December 31, 2020 to September 30, 2021. Our consumer loan portfolio decreased $640 million, or

16 percent, from December 31, 2020 to September 30, 2021 as a $199 million increase in other consumer loans was more than offset by a $640 million decrease in residential first mortgage loans due to higher prepayments due to refinance activity.

    Residential first mortgage loans. We originate or purchase various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of September 30, 2021, loans in this portfolio had an average current FICO score of 735 and an average current LTV of 53 percent.

    The following table presents amortized cost of our total residential first mortgage LHFI by major category:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and current FICO scores (2):
Equal to or greater than 660	$1,005	$1,408
Less than 660	60	65
80% and greater and current FICO scores (2):
Equal to or greater than 660	444	685
Less than 660	117	108
Total	$1,626	$2,266
Geographic region
California	$501	$806
Michigan	454	435
Texas	91	150
Florida	80	108
Washington	62	126
New York	44	55
Colorado	35	57
Illinois	33	51
Arizona	25	50
Indiana	32	34
Other	269	394
Total	$1,626	$2,266
(1)LTVs reflect loan balance at the date reported, as a percentage of appraised property value at loan closing.
(2)Based on latest updated FICO score.

    The following table presents amortized cost of our total residential first mortgage LHFI as of September 30, 2021, by year of closing:

	2021	2020	2019	2018	2017 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans	$280	$235	$332	$148	$631	$1,626
Percent of total	17.2%	14.5%	20.4%	9.1%	38.8%	100.0%

    Home equity. Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 700. Second mortgage loans and HELOANs are fixed rate loans and are available with terms up to 20 years. HELOC loans are variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. As of September 30, 2021, loans in this portfolio had an average current FICO score of 750 and an average CLTV of 53 percent. At September 30, 2021, HELOCs and HELOANs in a first lien position totaled $236 million.

    Other consumer loans. Our other consumer loan portfolio consists of secured and unsecured loans originated through our indirect lending business, third party closings and our Community Banking segment.

The following table presents amortized cost of our other consumer loan portfolio by purchase type:

	September 30, 2021		December 31, 2020
	Balance	% of Portfolio	Balance	% of Portfolio
	(Dollars in millions)
Indirect lending	$916	76%	$744	74%
Point of sale	248	21%	211	21%
Other	39	3%	49	5%
Total other consumer loans	$1,203	100%	$1,004	100%

    Other consumer loans were $1.2 billion and $1.0 billion at September 30, 2021 and December 31, 2020, respectively. Our non-auto, boat and recreational vehicle indirect lending businesses were consistent with the prior quarter; as of September 30, 2021, 67 percent were secured by boats and 33 percent are secured by recreational vehicles and our point of sale portfolio. As of September 30, 2021, loans in our indirect portfolio had an average current FICO score of 751. Point of sale loans consist of unsecured consumer installment loans through a third-party financial technology company who also provides us a level of credit loss protection.

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

    Our national home builder finance program within our commercial portfolio contained $2.41 billion in commitments with $951 million in outstanding loans as of September 30, 2021. Certain of these loans are collateralized and included in our CRE portfolio while the remaining loans are unsecured and included in our C&I portfolio.

    As of September 30, 2021, our CRE portfolio included $211 million of SNCs and one leveraged lending loan of $3 million. The SNC portfolio had thirteen borrowers with an average amortized cost of $16 million and an average commitment of $18 million. There were no nonperforming SNC or leveraged loans as of September 30, 2021, and no SNC or leveraged loans outstanding were rated as special mention or substandard.

    The following table presents amortized cost of our total CRE LHFI by collateral location and collateral type:

	MI	TX	CA	OH	FL	Other	Total	% by collateral type
	(Dollars in millions)
September 30, 2021
Home builder	$31	$222	$153	$—	$52	$311	$769	24.0%
Owner occupied	251	3	27	6	1	48	336	10.4%
Multi family	218	90	67	72	31	99	577	17.9%
Retail (1)	171	—	4	54	4	45	278	8.6%
Office	189	14	—	4	1	40	248	7.7%
Hotel	158	—	25	28	35	91	337	10.5%
Senior living facility	109	25	—	57	12	41	244	7.6%
Industrial	67	—	—	—	23	36	126	3.9%
Parking garage/lot	79	9	1	—	1	32	122	3.8%
Land-residential (2)	—	—	7	—	—	5	12	0.4%
Shopping Mall	—	—	16	—	—	—	16	0.5%
Single family residence (3)	2	—	—	—	—	3	5	0.2%
All other (4)	10	46	32	—	25	33	146	4.5%
Total	$1,285	$409	$332	$221	$185	$784	$3,216	100.0%
Percent by state	40.0%	12.7%	10.3%	6.9%	5.8%	24.3%	100.0%
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

    As of September 30, 2021, our C&I portfolio included $718 million of SNCs. We are the lead bank on 11 percent of the SNCs. The finance and insurance sector and the services sector comprised the majority of the portfolio's NBV with 41 and 29 percent of the balance, respectively. The SNC portfolio had forty-five borrowers with an average amortized cost of $16 million and an average commitment of $36 million. Within the SNC portfolio, there were no NPLs, no loans were rated as special mention, and loans totaling $23 million of amortized cost were rated as substandard as of September 30, 2021.

    As of September 30, 2021, our C&I portfolio included $302 million of leveraged lending, of which $138 million were SNCs. The manufacturing sector comprised 60 percent of the leveraged lending portfolio, and the financial and insurance sector comprised 17 percent. There were $35 million in NPLs as of September 30, 2021, and loans totaling $50 million were rated substandard and no loans were rated as special mention. Included in the financial and insurance sector within our C&I portfolio are $95 million in loans outstanding to 5 borrowers that are collateralized by MSR assets. Our amounts outstanding to those borrowers range from $0 million to $43 million and the ratio of the loan outstanding to the fair market value of the collateral ranges from 15 percent to 47 percent.

    The following table presents amortized cost of our total C&I LHFI by borrower's geographic location and industry type as defined by North American Industry Classification System:

	MI	CA	OH	WI	IN	FL	TX	SC	NY	CT	Other	Total	% by industry
	(Dollars in millions)
September 30, 2021
Financial & Insurance	$26	$20	$16	$37	$—	$42	$30	$87	$71	$4	$80	$413	29.8%
Services	115	11	1	—	3	—	—	—	—	41	98	269	19.4%
Manufacturing	221	—	29	6	—	—	17	—	4	—	43	320	23.1%
Home Builder Finance	—	20	—	—	—	88	55	—	—	—	—	163	11.8%
Rental & Leasing	101	—	—	—	—	—	—	—	—	—	19	120	8.7%
Distribution	44	7	1	—	1	—	—	—	—	—	3	56	4.0%
Healthcare	2	1	1	—	—	—	—	—	—	—	11	15	1.1%
Government & Education	2	2	—	—	—	—	—	—	—	12	—	16	1.2%
Servicing Advances	—	—	—	—	—	—	—	—	—	—	—	—	—%
Commodities	1	5	—	—	1	—	—	—	—	—	8	15	1.1%
Total	$511	$66	$48	$43	$5	$130	$102	$87	$75	$57	$262	$1,387	100.0%
Percent by state	36.8%	4.8%	3.4%	3.1%	0.5%	9.4%	7.3%	6.3%	5.4%	4.1%	18.9%	100.0%

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

    Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at September 30, 2021 was $11.0 billion, of which $6.2 billion was outstanding, compared to $10.0 billion at September 30, 2020, of which $7.6 billion was outstanding.

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
Nonperforming assets

    The following table sets forth our nonperforming assets:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
LHFI
Residential first mortgage	$38	$23
Home equity	6	3
Other consumer	3	2
Commercial real estate	—	3
Commercial and industrial	35	15
Total nonperforming LHFI	82	46
TDRs
Residential first mortgage	9	8
Home equity	3	2
Total nonperforming TDRs	12	10
Total nonperforming LHFI and TDRs (1)	94	56
Real estate and other nonperforming assets, net	6	8
LHFS	10	9
Total nonperforming assets	$110	$73
Nonperforming assets to total assets (2)	0.37%	0.21%
Nonperforming LHFI and TDRs to LHFI	0.66%	0.34%
Nonperforming assets to LHFI and repossessed assets (2)	0.70%	0.40%
(1)Includes less than 90 days past due performing loans placed on nonaccrual. Interest is not being accrued on these loans.
(2)Ratio excludes LHFS, which are recorded at fair value.

    The following table sets forth activity related to our total nonperforming LHFI and TDRs:

	Three Months Ended,		Nine Months Ended,
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
	(Dollars in millions)		(Dollars in millions)
Beginning balance	$75	$60	$56	$26
Additions	42	23	75	39
Reductions	—	—	—	1
Principal payments	(15)	(7)	(25)	(11)
Charge-offs	(7)	(1)	(8)	(4)
Return to performing status	—	—	(2)	(6)
Transfers to REO	(1)	—	(2)	—
Total nonperforming LHFI and TDRs (1)	$94	$75	$94	$45
(1)Includes less than 90 days past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

Delinquencies

    The following table sets forth loans 30-89 days past due in our LHFI portfolio:

	September 30, 2021		December 31, 2020
	Amount	% of LHFI	Amount	% of LHFI
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$7	0.05%	$8	0.05%
Home equity	3	0.02%	2	0.01%
Other consumer	4	0.03%	5	0.03%
Total consumer loans	14	0.10%	15	0.09%
CRE	—	—%	20	0.12%
C&I	—	—%	2	0.01%
Total commercial loans	—	—%	22	0.13%
Total performing loans past due 30-89 days	$14	0.10%	$37	0.22%

    For further information, see Note 4 - Loans Held-for-Investment.

Payment Deferrals

Beginning in March 2020, as a response to COVID-19, we offered our consumer borrowers principal and interest payment deferrals, forbearance and/or extensions up to a maximum period of 18 months. Consumer borrowers were not required to provide proof of hardship to be granted forbearance or payment deferral. Typically, payment history is the primary tool used to identify consumer borrowers who are experiencing financial difficulty. Forbearance or payment deferrals make this determination more challenging. In addition, consumer borrowers who have requested forbearance or payment deferrals are not being aged and remain in the aging category they were in prior to forbearance or payment deferral while they remain in a forbearance or payment deferral status.

    The table below summarizes borrowers in our consumer loan portfolios that are in forbearance or were granted a payment deferral:

	As of September 30, 2021			As of June 30, 2021
	Number of Borrowers	UPB	Percent of Portfolio	Number of Borrowers	UPB	Percent of Portfolio
	(Dollars in millions)
Loans Held-For-Investment
Consumer loans
Residential first mortgage	447	$112	6.9%	536	$143	8.1%
Home equity	89	10	1.5%	155	16	2.2%
Other consumer	92	4	0.3%	115	5	0.4%
Total consumer loan deferrals/forbearance	628	$126	3.6%	806	164	4.5%

Loans Held-For-Sale
Residential first mortgage	105	$37	0.6%	88	$37	0.6%

There were no performing commercial borrowers in payment deferral as of September 30, 2021.

The table below summarizes the percent of our residential loan servicing portfolio in forbearance as of September 30, 2021:

			Loans in Forbearance
			Borrowers making July, August and September Payments		Remaining Borrowers		Total Loans in Forbearance
	Total Population
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Total UPB	Percent of UPB	Percent of Accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$229,746	1,006,406	$1,330	6,733	$8,141	37,915	$9,471	4.1%	4.4%
Serviced for others (3) (4)	31,397	124,801	249	1,160	673	2,469	922	2.9%	2.9%
Serviced for own loan portfolio (5)	10,898	72,733	66	359	1,384	6,016	1,450	13.3%	8.8%
Total loans serviced	$272,041	1,203,940	$1,645	8,252	$10,198	46,400	$11,843	4.4%	4.5%
(1)UPB, net of write downs, does not include premiums or discounts.
(2)Loans subserviced for a fee for non-Flagstar owned loans or MSRs. Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs.
(3)Loans for which Flagstar owns the MSR.
(4)Of the $0.2 billion of GNMA repurchase options on the balance sheet as of September 30, 2021, $133 million relates to loans in forbearance and are included in remaining borrowers.
(5)Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage), and LGG (residential first mortgage). Approximately $1.3 billion, or 91 percent, of the $1.4 billion of total loans in forbearance within the serviced for own loan portfolio relate to loans with government guarantees in forbearance that were repurchased and carry little credit risk.

The table below summarizes the percent of our residential loan servicing portfolio in forbearance as of June 30, 2021:

			Loans in Forbearance
			Borrowers making April, May, and June Payments		Remaining Borrowers		Total Loans in Forbearance
	Total Population
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Total UPB	Percent of UPB	Percent of Accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$211,775	975,467	$1,150	6,025	$10,617	49,255	$11,767	5.6%	5.7%
Serviced for others (3) (4)	34,263	139,028	222	1,057	1,782	7,131	2,004	5.8%	5.9%
Serviced for own loan portfolio (5)	9,686	67,989	57	369	982	4,244	1,039	10.7%	6.8%
Total loans serviced	$255,724	1,182,484	$1,429	7,451	$13,381	60,630	$14,810	5.8%	5.8%
(1) UPB, net of write downs, does not include premiums or discounts.
(2) Loans subserviced for a fee for non-Flagstar owned loans or MSRs. Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs.
(3) Loans for which Flagstar owns the MSR.
(4) Of the $1.0 billion of GNMA repurchase options on the balance sheet as of June 30, 2021, $642 million relates to loans in forbearance and are included in remaining borrowers.
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

    Since March 2020, as a response to COVID-19, we have offered our consumer and commercial customers principal and interest payment deferrals and extensions up to a maximum period of 18 months. We considered these programs in the context of whether or not the short-term modifications of these loans would constitute a TDR. We considered the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), interagency guidance and related guidance from the FASB, which provided that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not required to be accounted for as TDRs. As a result, we have determined that these loans are not TDRs. We believe our application of the referenced guidance and accounting for these programs is appropriate.

    The following table sets forth a summary of TDRs by performing status:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Performing TDRs
Consumer Loans
Residential first mortgage	$25	$19
Home equity	9	12
Total consumer loans	34	31
Commercial Loans
Commercial real estate	—	5
Commercial and industrial	—	—
Total commercial loans	—	5
Total performing TDRs	34	36
Nonperforming TDRs
Nonperforming TDRs	5	4
Nonperforming TDRs, performing for less than six months	9	6
Total nonperforming TDRs	14	10
Total TDRs	$48	$46

At September 30, 2021 our total TDR loans were consistent with December 31, 2020, primarily due to principal payments and payoffs out pacing new additions. Of our total TDR loans, 71 percent and 77 percent were in performing status at September 30, 2021 and December 31, 2020, respectively. For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Credit Losses

The ACL represents Management's estimate of lifetime losses in our LHFI portfolio which have not yet been realized. For further information see Note 1 - Basis of Presentation and Note 4 - Loans Held-for-Investment.

The following tables present the changes in the ACL balance for the three months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (2)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Beginning allowance balance	$48	$17	$38	$58	$38	$3	$202	$18	$220
Provision (benefit) for credit losses:
Loan volume	(1)	(1)	2	1	—	—	1	1	2
Economic forecast (3)	(2)	(1)	—	(3)	(4)	—	(10)	—	(10)
Credit (4)	(1)	1	—	(11)	17	—	6	—	6
Qualitative factor adjustments (5)	(1)	(1)	(8)	(10)	(8)	—	(28)	—	(28)
Charge-offs	(1)	—	(1)	—	(6)	—	(8)	—	(8)
Recoveries	1	1	—	—	—	—	2	—	2
Provision for net charge-offs	$—	$(1)	$1	$—	$6	$—	6	$—	6
Ending allowance balance	$43	$15	$32	$35	$43	$3	$171	$19	$190
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
(5) Includes $6 million of unallocated reserve attributed to various portfolios for presentation purposes.

	Nine Months Ended September 30, 2021
	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (2)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Beginning allowance balance	$49	$25	$39	$84	$51	$4	$252	$28	$280
Provision (benefit) for credit losses:
Loan volume	2	(3)	5	4	1	(1)	8	(9)	(1)
Economic forecast (3)	(6)	(4)	(1)	(5)	(13)	—	(29)	—	(29)
Credit (4)	5	3	1	(33)	16	—	(8)	—	(8)
Qualitative factor adjustments (5)	(7)	(6)	(12)	(15)	(12)	—	(52)	—	(52)
Charge-offs	(4)	(1)	(3)	—	(7)	—	(15)	—	(15)
Recoveries	2	1	2	—	16	—	21	—	21
Provision for net charge-offs	$2	$—	$1	$—	$(9)	$—	(6)	$—	(6)
Ending allowance balance	$43	$15	$32	$35	$43	$3	$171	$19	$190
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
(5) Includes $6 million of unallocated reserve attributed to various portfolios for presentation purposes.

The ACL was $190 million at September 30, 2021, compared to $220 million at June 30, 2021. The decrease in the allowance is primarily reflective of improvements in our economic forecasts and our evaluation of the performance of the LHFI portfolio as borrowers continue to recover from the economic stress caused by the pandemic. We utilized the Moody’s September scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. The resulting composite forecast for the third quarter of 2021 was improved as compared to the scenario used in the second quarter 2021. Unemployment ends 2021 at 5 percent and will continue to recover in 2022. GDP continues to recover in the last quarter of 2021 and returns to pre-COVID levels in 2023. HPI decreases slightly through 2022, at a lower rate as compared to the scenario used in the second quarter of 2021. Qualitative adjustments reflect our best estimate of the COVID-19 impact on portfolios including estimated impact of government stimulus, forbearance/payment holidays and FRB programs. We judgmentally decreased the qualitative reserves by $28 million, driven by a decrease in the model output from Moody's adverse scenario, improvement in the financial performance and business conditions of previously identified industries and borrowers we previously believed could be more exposed to the stressful conditions in our forecast and a stabilizing portfolio of loans in forbearance.

    The ACL as a percentage of LHFI was 1.3 percent as of September 30, 2021 compared to 1.7 percent as of December 31, 2020. Excluding warehouse, the allowance as a percentage of LHFI was 2.3 percent at September 30, 2021 compared to 3.2 percent at December 31, 2020. The decrease in the allowance, as a percentage of LHFI is reflective of the improvement in the economic and credit forecast used during the period and the performance of our portfolio. At September 30, 2021, we had a 2.6 percent and 0.9 percent allowance coverage on our consumer loan portfolio and our commercial loan portfolio, respectively.

The following tables set forth certain information regarding the allocation of our allowance to each loan category, including the allowance amount as a percentage of amortized cost and average loan life:

	September 30, 2021
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of Loan Portfolio	Weighted Average Loan Life (in years)
Consumer loans
Residential first mortgage	$1,611	11.3%	$43	2.7%	5
Home equity	655	4.6%	15	2.3%	3
Other consumer	1,204	8.4%	33	2.7%	3
Total consumer loans	3,470	24.3%	91	2.6%
Commercial loans
Commercial real estate	$3,216	22.6%	$47	1.5%	1
Commercial and industrial	1,387	9.7%	47	3.4%	2
Warehouse lending	6,179	43.4%	5	0.1%	—
Total commercial loans	10,782	75.7%	99	0.9%
Total consumer and commercial loans	$14,252	100.0%	$190	1.3%
Total consumer and commercial loans excluding warehouse	$8,073	N/M	$185	2.3%
(1) Excludes loans carried under the fair value option.
(2) Includes ALLL and reserve for unfunded commitments.

	December 31, 2020
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of Loan Portfolio	Weighted Average Loan Life (in years)
Consumer loans
Residential first mortgage	$2,251	13.9%	$49	2.2%	4
Home equity	854	5.3%	25	2.9%	3
Other consumer	1,004	6.2%	40	4.0%	3
Total consumer loans	4,109	25.4%	114	2.8%
Commercial loans
Commercial real estate	$3,060	18.9%	$103	3.4%	2
Commercial and industrial	1,382	8.5%	57	4.1%	2
Warehouse lending	7,658	47.2%	6	0.1%	—
Total commercial loans	12,100	74.6%	166	1.4%
Total consumer and commercial loans	$16,209	100.0%	$280	1.7%
Total consumer and commercial loans excluding warehouse	$8,551	N/M	$274	3.2%
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

September 30, 2021
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$830	$111	15.4%
Constant	719	—	—%
(100)	N/M	N/M	N/M
December 31, 2020
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$791	$94	13.5%
Constant	697	—	—%
(100)	N/M	N/M	N/M

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

September 30, 2021					December 31, 2020
Scenario	EVE	EVE %	$ Change	% Change	Scenario	EVE	EVE %	$ Change	% Change	Policy Limits for % Change
(Dollars in millions)
300	$4,524	16.9%	$984	27.8%	300	$3,948	12.7%	$890	29.1%	(22.5)%
200	$4,273	16.0%	$733	20.7%	200	$3,755	12.1%	$697	22.8%	(15.0)%
100	$3,952	14.8%	$412	11.6%	100	$3,474	11.2%	$416	13.6%	(7.5)%
Current	$3,540	13.2%	$—	—%	Current	$3,058	9.9%	$—	—%	—%
(100)	N/M	N/M	N/M	N/M	(100)	N/M	N/M	N/M	N/M	7.5%

    Our balance sheet exhibits asset sensitivity in various interest rate scenarios. The increase in EVE as rates rise is the result of the amount of assets that would be expected to reprice exceeding the amount of liabilities expected to reprice. At September 30, 2021 and December 31, 2020, for each scenario shown, the percentage change in our EVE is within our Board policy limits.

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

Parent Company Liquidity

    The Company currently obtains its liquidity primarily from dividends from the Bank. The primary uses of the Company's liquidity are debt service, operating expenses and the payment of cash dividends to shareholders, which were increased to $0.06 per share in the first quarter 2021. The Company holds $150 million of subordinated debt which is scheduled to mature on November 1, 2030. During June 2021, the Bank remitted a $200 million payment to the Company and at September 30, 2021, the Company held $223.5 million of cash on deposit at the Bank which is sufficient to cover the cash outflows needed to service the subordinated debt, pay dividends and cover the operating expenses of the Company for more than 10 years.

    The OCC and the FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. Whether an application or notice is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the dividend. Additional restrictions on dividends apply if the Bank fails the QTL test for more than three out of the prior twelve months. As of September 30, 2021, the Bank is in compliance with the QTL test, having qualified assets above the 65 percent requirement for eleven of the prior twelve months. At September 30, 2021, the Bank is able to pay dividends to the holding company of approximately $705 million without submitting an application to the OCC and remain well capitalized.

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

    Further, other sources of liquidity include our LHFS portfolio and unencumbered investment securities. We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan closings are readily convertible to cash, either by selling them as part of our monthly agency sales, RMBS, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. In addition, we have the ability to sell unencumbered investment securities or use them as collateral. At September 30, 2021, we had $1.6 billion available in unencumbered investment securities.

    Our primary measure of liquidity is a ratio of ready liquidity to volatile funding, the volatile funds coverage ratio (“VFCR”). The VFCR is a liquidity coverage ratio that is customized to our business and ensures we have adequate coverage to meet our liquidity needs during times of liquidity stress. Volatile funds are the portion of the Bank’s funding identified as being at a higher risk of runoff in times of stress. Ready liquidity consists of cash on reserve at the Federal Reserve and unused borrowing capacity provided by the loan and investments portfolios. The VFCR is calculated, reported, and forecasted daily as part of our liquidity management framework and as of September 30, 2021 was 112 percent and in compliance with our internal policy limit.

    Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is funded with stable core deposits whereas our warehouse loans and LHFS may be funded with FHLB borrowings and custodial deposits. Warehouse loans are typically more liquid than other loan assets, as loans are paid within a short amount of time, when the lender sells the loan to an outside investor or, in some instances, to the Bank. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's average HFI loan-to-deposit ratio was 68.8 percent as of September 30, 2021. Excluding warehouse loans, which have draws that typically pay off within a few weeks, and custodial deposits, which represent mortgage escrow accounts on deposit with the Bank, the average HFI loan-to-deposit ratio was 60.3 percent as of September 30, 2021.

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

    The following table presents primary sources of funding as of the dates indicated:

	September 30, 2021	December 31, 2020	Change
	(Dollars in millions)
Retail deposits	$9,897	$9,971	$(74)
Government deposits	2,450	1,765	685
Wholesale deposits	1,301	1,031	270
Custodial deposits	5,688	7,206	(1,518)
Total deposits	19,336	19,973	(637)
FHLB advances and other short-term debt	3,270	5,100	(1,830)
Other long-term debt	396	641	(245)
Total borrowed funds	3,666	5,741	(2,075)
Total funding	$23,002	$25,714	$(2,712)

    The following table presents certain liquidity sources and borrowing capacity as of the dates indicated:

	September 30, 2021	December 31, 2020	Change
	(Dollars in millions)
Federal Home Loan Bank advances
Outstanding advances	$2,495	$4,615	$(2,120)
Line of credit	—	—	—
Total used borrowing capacity	$2,495	$4,615	$(2,120)
Borrowing capacity:
Line of credit	$30	$30	$—
Collateralized borrowing capacity	4,440	2,360	2,080
Total unused borrowing capacity	$4,470	$2,390	$2,080

FRB discount window
Collateralized borrowing capacity	$1,719	$1,374	$345

Unencumbered investment securities
Agency - Commercial (1)	$848	$1,263	$(415)
Agency - Residential (1)	702	815	(113)
Municipal obligations	19	23	(4)
Corporate debt obligations	32	62	(30)
Other	1	1	—
Total unencumbered investment securities	1,602	2,164	(562)
Total liquidity sources and borrowing capacity	$10,286	$10,543	$(257)
(1) These are not currently pledged to the FHLB but are eligible to be pledged, at our discretion.

Deposits

    The following table presents the composition of our deposits:

	September 30, 2021		December 31, 2020
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Savings accounts	$3,686	19.1%	$3,437	17.2%	$249
Certificates of deposit/CDARS (1)	988	5.1%	1,355	6.8%	(367)
Demand deposit accounts	1,840	9.5%	1,726	8.6%	114
Money market demand accounts	493	2.5%	490	2.5%	3
Total branch retail deposits	7,007	36.2%	7,008	35.1%	(1)
Commercial deposits (2)
Demand deposit accounts	2,043	10.6%	2,294	11.5%	(251)
Savings accounts	467	2.4%	461	2.3%	6
Money market demand accounts	380	2.0%	208	1.0%	172
Total commercial retail deposits	2,890	14.9%	2,963	14.8%	(73)
Total retail deposits	$9,897	51.2%	$9,971	49.9%	$(74)
Government deposits
Savings accounts	$1,096	5.7%	$778	3.9%	$318
Demand deposit accounts	707	3.7%	529	2.6%	178
Certificates of deposit/CDARS (1)	647	3.3%	458	2.3%	189
Total government deposits	2,450	12.7%	1,765	8.8%	685
Custodial deposits (3)	5,688	29.4%	7,206	36.1%	(1,518)
Wholesale deposits	1,301	6.7%	1,031	5.2%	270
Total deposits (4)	$19,336	100.0%	$19,973	100.0%	$(637)
(1)The aggregate amount of CD with a minimum denomination of $100,000 was approximately $1.2 billion and $1.3 billion at September 30, 2021 and December 31, 2020, respectively.
(2)Contains deposits from commercial and business banking customers.
(3)Represents investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others that have been placed on deposit with the Bank.
(4)Total exposure related to uninsured deposits over $250,000 was approximately $6.0 billion and $5.9 billion at September 30, 2021 and December 31, 2020, respectively.

    Total deposits decreased $0.6 billion, or 3 percent, at September 30, 2021 compared to December 31, 2020, primarily driven by a decrease in custodial deposits partially offset by an increase in government deposits.

    We utilize local governmental agencies and other public units as an additional source for deposit funding. At September 30, 2021, we were required to hold collateral for certain Michigan, California, Indiana, Wisconsin and Ohio government deposits based on a variety of factors including, but not limited to, the size of individual deposits, FDIC limits and external bank ratings. At September 30, 2021, collateral held on government deposits was $214 million. At September 30, 2021, government deposit accounts included $647 million of CD with maturities typically less than one year and $1.8 billion of checking and savings accounts.

    Custodial deposits arise due to our servicing or subservicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. For certain subservice agreements, these deposits require us to credit the MSR owner interest against subservicing income. This cost is a component of net loan administration income.

    We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks and customers may receive FDIC insurance up to $50 million. This program helps the Bank secure larger deposits and attract and retain customers. At September 30, 2021, we had $107 million of total CDs enrolled in the CDARS program, a decrease of $17 million from December 31, 2020.

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

    We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, HELOC, and CRE loans. As of September 30, 2021, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At September 30, 2021, we had $2.5 billion of advances outstanding and an additional $4.4 billion of collateralized borrowing capacity available at the FHLB.

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

    At September 30, 2021, we pledged collateral, which included commercial loans, municipal bonds, and agency bonds, to the FRB of Chicago amounting to $2.4 billion with a lendable value of $1.7 billion. At December 31, 2020, we pledged collateral to the FRB of Chicago amounting to $1.9 billion with a lendable value of $1.4 billion. We do not typically utilize this available funding source, and at September 30, 2021 and December 31, 2020, we had no borrowings outstanding against this line of credit.
Other Unsecured Borrowings

We have access to overnight federal funds purchased lines with other Federal Reserve member institutions. We utilize this source of funding for short-term liquidity needs, depending on the availability and cost of our other funding sources. At September 30, 2021 we had $775 million of borrowings outstanding under this source of funding. Additional borrowing capacity under this and other sources of funding can vary depending on market conditions.

Debt

    As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock ("trust preferred securities"). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At September 30, 2021, we are current on all interest payments. Additionally, we have $150 million of subordinated debt outstanding (the "Notes"), which matures on November 1, 2030.

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

    During the nine months ended September 30, 2021, we had $2.6 million in net charge-offs related to LGG and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages. These additional expenses or charges arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss in excess of all, or part of, the guarantee.

    Our LGG portfolio totaled $1.9 billion at September 30, 2021, as compared to $2.5 billion at December 31, 2020. GNMA has granted borrowers with an option to seek forbearance on their mortgage repayments. $144 million of GNMA loans were in forbearance as of September 30, 2021. When a GNMA loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) the loan is required to be re-recognized on the balance sheet by the MSR owner. These loans are recorded in LGG, and a liability to repurchase the loans is recorded in loans with government guarantees repurchase options on the Consolidated Statements of Financial Condition. This resulted in $0.2 billion of repurchase options as of September 30, 2021, a $1.7 billion decrease from December 31, 2020 as we have repurchased a majority of these loans at the end of their forbearance period. We are working to utilize the partial claims process or modify and re-sell the loans when they become current for a period of six consecutive months which we believe will be accretive to net income. We may not be able to utilize the partial claims process or modify and re-sell all of the $1.7 billion of loans we have repurchased in our LGG portfolio. In this instance we would utilize the guarantee on these loans and incur certain administrative expenses.

    For further information, see Note 5 - Loans with Government Guarantees and the Credit Risk - Payment Deferrals section of the MD&A.

Representation and Warranty Reserve

    When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac). An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Financial Condition, which was $7 million at September 30, 2021 and December 31, 2020.

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

    The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines reached by Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Our Tier 1 leverage was 9.72 percent at September 30, 2021 providing a 472 basis point stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 14.55 percent at September 30, 2021 providing a 455 basis point buffer above the minimum level needed to be considered "well-capitalized". This represents a 42 basis point improvement over the prior quarter primarily driven by our strong quarterly earnings.

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

    For the period presented, the following table sets forth our capital ratios as well as our excess capital over well-capitalized minimums.

Flagstar Bancorp	Actual		Well-Capitalized Under Prompt Corrective Action Provisions		Excess Capital Over Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio	Capital Simplification
	(Dollars in millions)
September 30, 2021
Tier 1 leverage capital (to adjusted avg. total assets)	2,709	9.72%	1,393	5.0%	$1,316
Common equity Tier 1 capital (to RWA)	2,469	11.95%	1,343	6.5%	1,126
Tier 1 capital (to RWA)	2,709	13.11%	1,653	8.0%	1,056
Total capital (to RWA)	3,006	14.55%	2,066	10.0%	940

    As presented in the table above, our constraining capital ratio is our total capital to risk weighted assets at 14.55 percent. It would take a $940 million after-tax loss, with the balance sheet remaining constant, for our total risk-based capital ratio to fall below the level considered to be "well-capitalized".

     As of September 30, 2021, we had $340 million in MSRs, $78 million in DTAs arising from temporary differences and no material investments in unconsolidated financial institutions or minority interest which drive differences between our current capital ratios. For additional information on our capital requirements, see Note 14 - Regulatory Matters.

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

    Tangible book value per share, return on average tangible common equity, adjusted return on average tangible common equity, adjusted return on average assets, adjusted noninterest expense, adjusted provision for income taxes, adjusted net income, adjusted basic earnings per share, adjusted diluted earnings per share, adjusted net interest margin and adjusted efficiency ratio. The Company believes that these non-GAAP financial measures provide a meaningful representation of its operating performance on an ongoing basis for investors, securities analysts, and others. Management uses these measures to assess performance of the Company against its peers and evaluate overall performance.

The following tables provide a reconciliation of non-GAAP financial measures.

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	(Dollars in millions)
Total stockholders' equity	$2,645	$2,498	$2,358	$2,201	$2,195
Less: Goodwill and intangible assets	149	152	155	157	160
Tangible book value/Tangible common equity	$2,496	$2,346	$2,203	$2,044	$2,035

Number of common shares outstanding	52,862,383	52,862,264	52,752,600	52,656,067	57,150,470
Tangible book value per share	$47.21	$44.38	$41.77	$38.80	$35.60

Total assets	$27,042	$27,065	$29,449	$31,038	$29,476
Tangible common equity to assets ratio	9.23%	8.67%	7.48%	6.58%	6.90%

	Three Months Ended,		Nine Months Ended,
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
	(Dollars in millions, except share data)
Net income	$152	$147	$448	$384
Plus: Intangible asset amortization, net of tax	2	2	6	7
Tangible net income	154	149	454	391

Total average equity	2,592	2,448	2,454	1,991
Less: Average goodwill and intangible assets	151	153	—	165
Total average tangible equity	2,441	2,295	2,454	1,826

Return on average tangible common equity	25.18%	25.92%	24.65%	28.58%
Adjustment to remove DOJ settlement expense	—%	—%	2.34%	—%
Adjustment for former CEO SERP agreement	—%	(2.14)%	(0.67)%	—%
Adjustment for merger costs	0.98%	1.89%	0.91%	—%
Adjusted Return on average tangible common equity	26.16%	25.67%	27.23%	28.58%

Return on average assets	2.16%	2.09%	2.08%	1.97%
Adjustment to remove DOJ	—%	—%	0.13%	—%
Adjustment for former CEO SERP settlement agreement	—%	(0.11)%	(0.04)%	—%
Adjustment for merger costs	0.05%	0.10%	0.05%	—%
Adjusted return on average assets	2.21%	2.08%	2.22%	1.97%

Adjusted HFI loan-to-deposit ratio.

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	(Dollars in millions)
Average LHFI	$13,540	$13,688	$14,915	$15,703	$14,839
Less: Average warehouse loans	5,392	5,410	6,395	6,948	5,697
Adjusted average LHFI	$8,148	$8,278	$8,520	$8,755	$9,142

Average deposits	$19,686	$19,070	$20,043	$21,068	$19,561
Less: Average custodial deposits	6,180	6,188	7,194	8,527	7,347
Adjusted average deposits	$13,506	$12,882	$12,849	$12,541	$12,214

HFI loan-to-deposit ratio	68.8%	71.8%	74.4%	74.5%	75.9%
Adjusted HFI loan-to-deposit ratio	60.3%	64.3%	66.3%	69.8%	74.8%

	Three Months Ended,		Nine Months Ended,
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
	(Dollars in millions)
Noninterest expense	$286	$289	$922	$827
Adjustment to remove DOJ settlement expense	$—	$—	$35	$—
Adjustment for former CEO SERP agreement	$—	$(10)	$(10)	$—
Adjustment for merger costs	$5	$9	$14	$—
Adjusted noninterest expense	$281	$290	$883	$827

Income before income taxes	$198	$190	$581	$499
Adjustment to remove DOJ settlement expense	$—	$—	$35	$—
Adjustment for former CEO SERP agreement	$—	$(10)	$(10)	$—
Adjustment for merger costs	$5	$9	$14	$—
Adjusted income before income taxes	$203	$189	$620	$499

Provision for income taxes	$46	$43	$133	$115
Adjustment to remove DOJ settlement expense	$—	$—	$(8)	$—
Adjustment for former CEO SERP agreement	$—	$2	$2	$—
Adjustment for merger costs	$(1)	$(2)	$(3)	$—
Adjusted provision for income taxes	$47	$43	$142	$115

Net income	$152	$147	$448	$384
Adjusted net income	$156	$146	$478	$384

Weighted average common shares outstanding	52,862,288	52,763,868	52,767,923	56,827,171
Weighted average diluted common shares	53,659,422	53,536,669	53,499,289	57,231,689
Adjusted basic earnings per share	$2.98	$2.78	$9.04	$6.76
Adjusted diluted earnings per share	$2.94	$2.73	$8.92	$6.71

Average interest earning assets	$25,656	$25,269	$26,029	$23,535
Net interest margin	3.00%	2.90%	2.90%	2.81%
Adjustment to LGG loans available for repurchase	0.04%	0.16%	0.14%	0.07%
Adjusted net interest margin	3.04%	3.06%	3.04%	2.88%

Efficiency Ratio	62%	67%	66%	56%
Adjustment to remove DOJ settlement expense	—%	—%	(3)%	—%
Adjustment for former CEO SERP agreement	—%	1%	1%	—%
Adjustment for merger costs	(1)%	(1)%	(1)%	—%
Adjusted efficiency ratio	61%	67%	63%	56%

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

    Generally, forward-looking statements are not based on historical facts but instead represent Management’s current beliefs and expectations regarding future events and are subject to significant risks and uncertainties. The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Other than as required under United States securities laws, Flagstar does not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would, and could. Our actual results and capital and other financial conditions may differ materially from those described in the forward-looking statements depending upon a variety of factors, including without limitation: the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the definitive merger agreement among Flagstar, NYCB, and 615 Corp.; the outcome of any legal proceedings that may be instituted against Flagstar or NYCB; the possibility that the proposed transaction will not close when expected or at all because required regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated; the ability of Flagstar and NYCB to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction; the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the common stock of Flagstar and/or NYCB; the possibility that the anticipated benefits of the proposed transaction will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Flagstar and NYCB do business; certain restrictions during the pendency of the proposed transaction that may impact the parties’ ability to pursue certain business opportunities or strategic transactions; the possibility that the proposed transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the proposed transaction within the expected timeframes or at all and to successfully integrate Flagstar’s operations and those of NYCB; such integration may be more difficult, time consuming or costly than expected; revenues following the proposed transaction may be lower than expected; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed transaction; Flagstar’s and NYCB's success in executing their respective business plans and strategies and managing the risks involved in the foregoing; and the precautionary statements included within the discussion and analysis of our results of operations and the risk factors listed and described in Item 1A to Part I, of our Annual Report on Form 10-K for the year ended December 31, 2020, which are incorporated by reference herein, and Item 1A. to Part II, of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

Other than as required under United States securities laws, we do not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Item 1. Financial Statements
Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash	$103	$251
Interest-earning deposits	46	372
Total cash and cash equivalents	149	623
Investment securities available-for-sale	1,802	1,944
Investment securities held-to-maturity	236	377
Loans held-for-sale ($5,996 and $7,009 measured at fair value, respectively)	6,378	7,098
Loans held-for-investment ($12 and $13 measured at fair value, respectively)	14,268	16,227
Loans with government guarantees	1,945	2,516
Less: allowance for loan losses	(171)	(252)
Total loans held-for-investment and loans with government guarantees, net	16,042	18,491
Mortgage servicing rights	340	329
Federal Home Loan Bank stock	377	377
Premises and equipment, net	370	392
Goodwill and intangible assets	149	157
Other assets	1,199	1,250
Total assets	$27,042	$31,038
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$8,108	$9,458
Interest bearing deposits	11,228	10,515
Total deposits	19,336	19,973
Short-term Federal Home Loan Bank advances and other	1,870	3,900
Long-term Federal Home Loan Bank advances	1,400	1,200
Other long-term debt	396	641
Loans with government guarantees repurchase options	163	1,851
Other liabilities ($0 and $35 measured at fair value, respectively)	1,232	1,272
Total liabilities	24,397	28,837
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 shares authorized; 52,862,383 and 52,656,067 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,362	1,346
Accumulated other comprehensive income	38	47
Retained earnings	1,244	807
Total stockholders’ equity	2,645	2,201
Total liabilities and stockholders’ equity	$27,042	$31,038

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)
Interest Income
Loans	$197	$190	$579	$551
Investment securities	12	16	35	56
Interest-earning deposits and other	—	—	—	1
Total interest income	209	206	614	608
Interest Expense
Deposits	7	16	25	69
Short-term Federal Home Loan Bank advances and other	1	2	3	16
Long-term Federal Home Loan Bank advances	3	3	9	9
Other long-term debt	3	5	11	18
Total interest expense	14	26	48	112
Net interest income	195	180	566	496
(Benefit) provision for credit losses	(23)	32	(95)	148
Net interest income after provision for credit losses	218	148	661	348
Noninterest Income
Net gain on loan sales	169	346	564	739
Loan fees and charges	33	41	112	102
Net return on mortgage servicing rights	9	12	4	10
Loan administration income	31	26	85	59
Deposit fees and charges	9	8	26	24
Other noninterest income	15	15	51	44
Total noninterest income	266	448	842	978
Noninterest Expense
Compensation and benefits	130	123	396	341
Occupancy and equipment	46	47	141	132
Commissions	44	72	156	162
Loan processing expense	22	20	65	59
Legal and professional expense	12	9	32	20
Federal insurance premiums	6	6	16	19
Intangible asset amortization	3	3	8	10
Other noninterest expense	23	21	108	84
Total noninterest expense	286	301	922	827
Income before income taxes	198	295	581	$499
Provision for income taxes	46	73	133	115
Net income	$152	$222	$448	$384
Net income per share
Basic	$2.87	$3.90	$8.48	$6.76
Diluted	$2.83	$3.88	$8.37	$6.71
Cash dividends declared	$0.06	$0.05	$0.18	$0.15
Weighted average shares outstanding
Basic	52,862,288	57,032,746	52,767,923	56,827,171
Diluted	53,659,422	57,379,809	53,499,289	57,231,689

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)
Net income	$152	$222	$448	$384
Other comprehensive income, net of tax
Investment securities	(8)	—	(25)	55
Derivatives and hedging activities	1	—	16	(10)
Other comprehensive income, net of tax	(7)	—	(9)	45
Comprehensive income	$145	$222	$439	$429

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Common Stock			Accumulated Other Comprehensive Income		Total Stockholders’ Equity
	Number of Shares	Amount	Additional Paid in Capital		Retained Earnings
Balance at June 30, 2021	52,862,264	$1	$1,356	$45	$1,096	$2,498
(Unaudited)
Net income	—	—	—	—	152	152
Total other comprehensive income	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	6	—	—	6
Dividends declared and paid	119	—	—	—	(4)	(4)
Balance at September 30, 2021	52,862,383	$1	$1,362	$38	$1,244	$2,645
Balance at December 31, 2020	52,656,067	$1	$1,346	$47	$807	$2,201
(Unaudited)
Net income	—	—	—	—	448	448
Total other comprehensive income	—	—	—	(9)	—	(9)
Shares issued from the Employee Stock Purchase Plan	106,707	—	—	—	—	—
Stock-based compensation	99,255	—	16	—	—	16
Dividends declared and paid	354	—	—	—	(11)	(11)
Balance at September 30, 2021	52,862,383	$1	$1,362	$38	$1,244	$2,645

Balance at June 30, 2020	56,943,979	$1	$1,488	$46	$436	$1,971
(Unaudited)
Net income	—	—	—	—	222	222
Total other comprehensive income	—	—	—	—	—	—
Shares issued from the Employee Stock Purchase Plan	43,946	—	—	—	—	—
Stock-based compensation	162,371	—	5	—	—	5
Dividends declared and paid	174	—	—	—	(3)	(3)
Balance at September 30, 2020	57,150,470	$1	$1,493	$46	$655	$2,195
Balance at December 31, 2019	56,631,236	$1	$1,483	$1	$303	$1,788
(Unaudited)
Net income	—	—	—	—	384	384
Total other comprehensive income	—	—	—	45	—	45
Shares issued from the Employee Stock Purchase Plan	149,789	—	—	—	—	—
Stock-based compensation	368,862	—	10	—	—	10
Dividends declared and paid	583	—	—	—	(9)	(9)
CECL ASU Adjustment to RE	—	—	—	—	(23)	(23)
Balance at September 30, 2020	57,150,470	$1	$1,493	$46	$655	$2,195

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Operating Activities
Net cash used in operating activities	$(1,585)	$(5,991)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	1,322	6,175
Collection of principal on investment securities AFS	572	395
Purchase of investment securities AFS and other	(283)	(359)
Collection of principal on investment securities HTM	141	158
Proceeds received from the sale of LHFI	79	433
Net closings, purchases, and principal repayments of LHFI	1,919	(4,794)
Acquisition of premises and equipment, net of proceeds	(27)	(44)
Net purchase of FHLB stock	—	(74)
Net proceeds from the sale of MSRs	147	42
Other, net	(13)	(11)
Net cash provided by investing activities	3,857	1,921
Financing Activities
Net change in deposit accounts	(636)	4,799
Net change in short-term FHLB borrowings and other short-term debt	(2,030)	(1,939)
Proceeds from increases in FHLB long-term advances and other debt	200	550
Repayment of long-term debt	(246)	(3)
Net receipt of payments of loans serviced for others	(50)	531
Dividends declared and paid	(11)	(9)
Other	26	(8)
Net cash (used in) provided by financing activities	(2,747)	3,921
Net change in cash, cash equivalents and restricted cash (1)	(475)	(149)
Beginning cash, cash equivalents and restricted cash (1)	654	456
Ending cash, cash equivalents and restricted cash (1)	$179	$307
Supplemental disclosure of cash flow information
Non-cash reclassification of LHFI to LHFS	$53	$445
Non-cash reclassification of LHFS to securitized LHFS	$1,517	$6,183
MSRs resulting from sale or securitization of loans	$196	$209
Beneficial interest in RMBS	$195	$—
Operating section supplemental disclosures
Proceeds from sales of LHFS	$39,929	$30,332
Closings, premium paid and purchase of LHFS, net of principal repayments	$(41,112)	$(35,603)
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

On April 26, 2021, it was announced that New York Community Bancorp, Inc. ("NYCB") and Flagstar had entered into a definitive merger agreement (the "Merger Agreement") under which the two companies will combine in an all stock merger. Under the terms of the Merger Agreement, Flagstar shareholders will receive 4.0151 shares of NYCB common stock for each Flagstar share they own. The new company expects to have over $87 billion in assets and operate nearly 400 traditional branches in nine states and 84 loan production offices across a 28 state footprint. On August 4, 2021, Flagstar's and NYCB's shareholders each voted in their respective special meetings of shareholders to approve the proposed business combination. The transaction is subject to customary closing conditions, including regulatory approvals.

Note 2 - Investment Securities

    The following table presents our investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
September 30, 2021
Available-for-sale securities
Agency - Commercial	$708	$18	$—	$726
Agency - Residential	749	14	(2)	761
Corporate debt obligations	70	3	—	73
Municipal obligations	22	—	—	22
Other MBS	219	—	—	219
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$1,769	$35	$(2)	$1,802
Held-to-maturity securities
Agency - Commercial	$117	$3	$—	$120
Agency - Residential	119	5	—	124
Total held-to-maturity securities (1)	$236	$8	$—	$244
December 31, 2020
Available-for-sale securities
Agency - Commercial	$1,018	$43	$—	$1,061
Agency - Residential	707	28	—	735
Corporate debt obligations	75	2	—	77
Municipal obligations	27	1	—	28
Other MBS	42	—	—	42
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$1,870	$74	$—	$1,944
Held-to-maturity securities
Agency - Commercial	$193	$7	$—	$200
Agency - Residential	184	9	—	193
Total held-to-maturity securities (1)	$377	$16	$—	$393
(1)There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at September 30, 2021 or December 31, 2020.

We evaluate AFS debt securities where the value has declined below amortized cost for impairment. If we intend to sell or believe it is more likely than not that we will be required to sell the debt security, it is written down to fair value through earnings. For AFS debt securities we intend to hold, we evaluate the debt securities for expected credit losses, except for debt securities that are guaranteed by the U.S. Treasury, U.S. government agencies or sovereign entities of high credit quality for which we apply a zero loss assumption, comprised 85 percent of our AFS portfolio as of September 30, 2021. For the remaining AFS securities, credit losses are recognized as an increase to the ACL through the credit loss provision. If any of the decline in fair value is related to market factors, that amount is recognized in OCI. We had no unrealized credit losses as of September 30, 2021 and December 31, 2020.

    We separately evaluate our HTM debt securities for any credit losses. As of September 30, 2021 and December 31, 2020, our entire HTM portfolio qualified for the zero loss assumption as all securities are guaranteed by the U.S. Treasury or U.S. government agencies.

    Investment securities transactions are recorded on the trade date for purchases and sales. Interest earned on investment securities, including the amortization of premiums and the accretion of discounts, are determined using the effective interest method over the period of maturity and recorded in interest income in the Consolidated Statements of Operations. Accrued interest receivable on investment securities totaled $5 million at both September 30, 2021 and December 31, 2020, and was reported in other assets on the Consolidated Statements of Financial Condition.

Available-for-sale securities

    Securities AFS are carried at fair value. Unrealized gains and losses on AFS securities are reported as a component of other comprehensive income.

    We purchased $0 million and $283 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, CD, and corporate debt obligations during the three and nine months ended September 30, 2021. In addition, we retained $137 million and $195 million of passive interests in our own private MBS during the three and nine months ended September 30, 2021. We retained $0 million and $18 million of passive interests in our own private MBS during the three and nine months ended September 30, 2020, respectively.

    There were no sales of AFS securities during both the three and nine months ended September 30, 2021 other than those related to mortgage loans that had been securitized for sale in the normal course of business.

Held-to-maturity securities

    Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

    There were no purchases or sales of HTM securities during both the three and nine months ended September 30, 2021 and September 30, 2020.

The following table summarizes the unrealized loss positions on AFS and HTM investment securities, by duration of the unrealized loss:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
September 30, 2021
Available-for-sale securities
Agency - Commercial	$4	2	$—	$11	4	$—
Agency - Residential	—	—	—	274	13	(2)
Corporate debt obligations	—	—	—	3	1	—
Other mortgage-backed securities	—	1	—	32	3	—
Held-to-maturity securities
Agency - Residential	$—	—	$—	$—	1	$—
December 31, 2020
Available-for-sale securities
Agency - Commercial	$3	1	$—	$7	2	$—
Agency - Residential	—	—	—	—	1	—
Corporate debt obligations	—	—	—	10	3	—
Other mortgage-backed securities	—	—	—	—	1	—
Held-to-maturity securities
Agency - Residential	$—	—	$—	$2	3	$—

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

    The following table shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-Maturity
	Amortized Cost	Fair Value	Weighted Average Yield (1)	Amortized Cost	Fair Value	Weighted Average Yield (1)
	(Dollars in millions)
September 30, 2021
Due in one year or less	$6	$6	2.24%	$—	$—	—%
Due after one year through five years	9	9	3.91%	10	10	2.51%
Due after five years through 10 years	119	125	3.65%	3	3	1.99%
Due after 10 years	1,635	1,662	2.23%	223	231	2.52%
Total	$1,769	$1,802		$236	$244
(1) Weighted-average yields are based on amortized cost weighted for the contractual maturity of each security.

    We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At September 30, 2021 and December 31, 2020, we had pledged investment securities of $268 million and $202 million, respectively.

Note 3 - Loans Held-for-Sale

    The majority of our mortgage loans closed as LHFS are ultimately sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label MBS. LHFS totaled $6.4 billion and $7.1 billion at September 30, 2021 and December 31, 2020, respectively. For the three and nine months ended September 30, 2021 we had net gains on loan sales associated with LHFS of $169 million and $564 million as compared to $344 million and $737 million for the three and nine months ended September 30, 2020, respectively.

    At September 30, 2021 and December 31, 2020, $364 million and $31 million, respectively, of LHFS were recorded at lower of cost or fair value, primarily comprised of LGG loans waiting to be resold. We elected the fair value option for the remainder of the loans in the portfolio.

Note 4 - Loans Held-for-Investment

    We classify loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. We report LHFI at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs. The accrued interest receivable on LHFI totaled $38 million at September 30, 2021 and $43 million at December 31, 2020 and was reported in other assets on the Consolidated Statements of Financial Condition.

    The following table presents our LHFI:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Consumer loans
Residential first mortgage	$1,626	$2,266
Home equity	657	856
Other	1,203	1,004
Total consumer loans	3,486	4,126
Commercial loans
Commercial real estate	3,216	3,061
Commercial and industrial	1,387	1,382
Warehouse lending	6,179	7,658
Total commercial loans	10,782	12,101
Total loans held-for-investment	$14,268	$16,227

    The following table presents the UPB of our loan sales and purchases in the LHFI portfolio:

	Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
Loans Sold (1)
Performing loans	$92	$436
Total loans sold	$92	$436
Net gain associated with loan sales (2)		$3
Loans Purchased
Home equity	$—	$—
Other consumer	—	63
Total loans purchased	$—	$63
(1)Upon a change in our intent, the loans were transferred to LHFS and subsequently sold.
(2)Recorded in net gain on loan sales on Consolidated Statements of Operations.

    We have pledged certain LHFI, LHFS, and LGG to collateralize lines of credit and/or borrowings with the FRB of Chicago and the FHLB of Indianapolis. At September 30, 2021 and December 31, 2020, we had pledged loans of $4.3 billion and $11.6 billion, respectively.

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

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual terms exclude expected extensions, renewals, and modifications unless the following applies: Management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by us.

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

We measure the allowance using the applicable dual risk rating model which measures probability of default, loss given default and exposure at default. As of September 30, 2021, we utilized the Moody’s September scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. The resulting composite forecast for the third quarter of 2021 was improved as compared to the scenario used in the second quarter 2021. Unemployment ends 2021 at 5 percent and will continue to recover in 2022. GDP continues to recover in the last quarter of 2021 and returns to pre-COVID levels in 2023. HPI decreases slightly through 2022, at a lower rate as compared to the scenario used in the second quarter of 2021.

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
    The following table presents changes in the ALLL, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended September 30, 2021
Beginning balance	$48	$17	$38	$58	$38	$3	$202
(Benefit) provision	(5)	(3)	(5)	(23)	11	—	(25)
Charge-offs	(1)	—	(1)	—	(6)	—	(8)
Recoveries	1	1	—	—	—	—	2
Ending allowance balance	$43	$15	$32	$35	$43	$3	$171
Three Months Ended September 30, 2020
Beginning balance	$60	$28	$34	$83	$23	$1	$229
Provision	(6)	1	4	6	19	4	28
Charge-offs	(2)	(1)	(1)	—	—	—	(4)
Recoveries	—	1	1	—	—	—	2
Ending allowance balance	$52	$29	$38	$89	$42	$5	$255

Nine Months Ended September 30, 2021
Beginning balance	$49	$25	$39	$84	$51	$4	$252
(Benefit) provision	(4)	(10)	(6)	(49)	(17)	(1)	$(87)
Charge-offs	(4)	(1)	(3)	—	(7)	—	$(15)
Recoveries	2	1	2	—	16	—	$21
Ending allowance balance	$43	$15	$32	$35	$43	$3	$171
Nine Months Ended September 30, 2020
Beginning balance, prior to adoption of ASC 326	$22	$14	$6	$38	$22	$5	$107
Impact of adopting ASC 326	25	12	10	(14)	(6)	(4)	$23
Provision	10	3	24	65	26	4	$132
Charge-offs	(5)	(3)	(4)	—	—	—	$(12)
Recoveries	—	3	2	—	—	—	$5
Ending allowance balance	$52	$29	$38	$89	$42	$5	$255
(1)Includes LGG.

    The ALLL was $171 million at September 30, 2021 and $252 million at December 31, 2020. The decrease in the allowance is primarily reflective of improvements in our economic forecasts and our evaluation of the performance and stable credit quality of the LHFI portfolio as borrowers continue to recover from the economic stress caused by the pandemic.
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

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI (3) (4) (5)
	(Dollars in millions)
September 30, 2021
Consumer loans
Residential first mortgage	$6	$1	$47	$54	$1,572	$1,626
Home equity	3	—	8	11	646	657
Other	3	1	3	7	1,196	1,203
Total consumer loans	12	2	58	72	3,414	3,486
Commercial loans
Commercial real estate	—	—	—	—	3,216	3,216
Commercial and industrial	—	—	35	35	1,352	1,387
Warehouse lending	—	—	—	—	6,179	6,179
Total commercial loans	—	—	35	35	10,747	10,782
Total loans (2)	$12	$2	$93	$107	$14,161	$14,268
December 31, 2020
Consumer loans
Residential first mortgage	$4	$4	$31	$39	$2,227	$2,266
Home equity	1	1	5	7	849	856
Other	4	1	2	7	997	1,004
Total consumer loans	9	6	38	53	4,073	4,126
Commercial loans
Commercial real estate	20	—	3	23	3,038	3,061
Commercial and industrial	1	—	15	16	1,366	1,382
Warehouse lending	—	—	—	—	7,658	7,658
Total commercial loans	21	—	18	39	12,062	12,101
Total loans (2)	$30	$6	$56	$92	$16,135	$16,227
(1)Includes less than 90 days past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.
(2)Includes $9 million and $8 million of past due loans accounted for under the fair value option as of September 30, 2021 and December 31, 2020, respectively.
(3)Collateral dependent loans totaled $120 million and $80 million at September 30, 2021 and December 31, 2020, respectively. The majority of these loans are secured by real estate.
(4)The interest income recognized on impaired loans was less than a million and $2 million for the three months ended September 30, 2021 and December 31, 2020, respectively.
(5)The delinquency status for loans in forbearance is frozen for loans at inception of the forbearance period and will resume when the borrower's forbearance period ends.

Interest income is recognized on nonaccrual loans using a cash basis method. The interest on nonaccrual loans that would have been accrued for the three months ended September 30, 2021 was $1 million. At September 30, 2021 and December 31, 2020, we had no loans 90 days or greater past due and still accruing interest.

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

The reserve for unfunded commitments is reflected in other liabilities on the Consolidated Statements of Financial Condition and was $19 million as of September 30, 2021, compared to $28 million as of December 31, 2020. The decrease in the reserve is due to improvements in the economic forecasts as a result of the continued vaccine rollout and the lifting of most COVID-19 restrictions.
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

    Beginning in March 2020, as a response to COVID-19, we offered our consumer borrowers principal and interest payment deferrals, forbearance and/or extensions up to a maximum period of 18 months. We considered these programs in the context of whether or not the short-term modifications of these loans would constitute a TDR. We considered the CARES Act, interagency guidance and related guidance from the FASB, which provided that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not required to be accounted for as TDRs. As a result, we have determined that loan forbearance, modifications, deferrals and extensions made under these COVID-19 programs are not TDRs.

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
September 30, 2021
Consumer loans
Residential first mortgage	$25	$9	$34
Home equity	9	3	12
Total consumer TDR loans	34	12	46
Commercial loans
Commercial real estate	—	—	—
Commercial and industrial	$—	$2	2
Total TDRs (1)(2)	$34	$14	$48
December 31, 2020
Consumer loans
Residential first mortgage	$19	$8	$27
Home equity	12	2	14
Total consumer TDR loans	31	10	41
Commercial loans
Commercial real estate	5	—	5
Total TDRs (1)(2)	$36	$10	$46
(1)ALLL on TDR loans totaled $4 million and $5 million at September 30, 2021 and December 31, 2020.
(2)Includes $1 million and $3 million of TDR loans accounted for under the fair value option at September 30, 2021 and December 31, 2020.
The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)
	(Dollars in millions)
Three Months Ended September 30, 2021
Residential first mortgages	21	$8	$8
Home equity(2)(3)	1	$—	$—
Commercial Real Estate	—	$—	$—
Total TDR loans	22	$8	$8
Three Months Ended September 30, 2020
Residential first mortgages	1	$—	$—
Home equity(2)(3)	1	—	—
Consumer	1	$—	$—
Total TDR loans	3	$—	$—

Nine Months Ended September 30, 2021
Residential first mortgages	32	$14	$14
Home equity(2)(3)	2	$—	$—
Consumer	—	$—	$—
Commercial Real Estate	1	$2	$2
Total TDR loans	35	$16	$16
Nine Months Ended September 30, 2020
Residential first mortgages	6	$1	$1
Home equity(2)(3)	3	$—	$—
Consumer	2	$—	$—
Commercial Real Estate	1	$5	$5
Total TDR loans	12	$6	$6
(1)Post-modification balances include past due amounts that are capitalized at modification date.
(2)Home equity post-modification UPB reflects write downs.
(3)Includes loans carried at the fair value option.

    There were no loans modified in the previous 12 months that subsequently defaulted during the three months ended September 30, 2021. All TDR classes within the consumer and commercial loan portfolios are considered subsequently defaulted when they are greater than 90 days past due within 12 months of the restructuring date.

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

Payment activity, credit rating and LTVs have the most significant impact on the ACL for consumer loans. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total	December 31, 2020
	Term Loans
	Amortized Cost Basis by Closing Year
As of September 30, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
Pass	$272	$218	$291	$123	$147	$419	$82	$15	$1,567	$2,205
Watch	—	—	—	—	1	2	—	—	3	21
Substandard	—	1	7	7	2	23	—	1	41	25
Home Equity
Pass	3	5	18	7	4	15	544	52	648	838
Watch	—	—	—	—	—	—	—	—	—	13
Substandard	—	—	—	—	—	2	2	3	7	3
Other Consumer
Pass	326	244	246	111	2	4	261	6	1,200	1,000
Watch	—	—	1	—	—	—	—	—	1	1
Substandard	—	1	1	1	—	—	—	—	3	3
Total Consumer Loans (1)(2)	$601	$469	$564	$249	$156	$465	$889	$77	$3,470	$4,109
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

The following table presents the amortized cost in residential and consumer loans based on credit scores:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	FICO Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of September 30, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>750	$118	$109	$126	$54	$95	$238	$50	$7	$797
700-750	97	60	91	50	45	$132	22	6	503
<700	57	50	81	26	10	$74	10	3	311
Home Equity
>750	1	2	5	2	2	$5	257	15	289
700-750	2	2	7	3	1	$6	218	22	261
<700	—	1	6	2	1	$6	71	18	105
Other Consumer
>750	326	245	248	98	2	$4	250	4	1,177
700-750	—	—	—	12	—	$—	7	—	19
<700	—	—	—	2	—	$—	4	2	8
Total Consumer Loans (1)	$601	$469	$564	$249	$156	$465	$889	$77	$3,470
(1)Excludes loans carried under the fair value option.

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	FICO Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>750	$195	$272	$118	$193	$181	$231	$55	$6	$1,251
700-750	119	180	90	85	64	130	25	7	700
<700	48	96	29	14	7	91	13	2	300
Home Equity
>750	2	9	6	2	1	7	324	13	364
700-750	3	12	4	3	1	8	289	20	340
<700	2	10	3	1	—	8	110	16	150
Other Consumer
>750	209	205	80	2	1	5	213	6	721
700-750	79	107	55	1	—	1	9	—	252
<700	5	10	11	—	—	—	5	—	31
Total Consumer Loans (1)	$662	$901	$396	$301	$255	$481	$1,043	$70	$4,109
(1)    Excludes loans carried under the fair value option.

Loan-to-value ratios primarily impact the allowance on mortgages within the consumer loan portfolio. The following table presents the amortized cost in residential first mortgages and home equity based on loan-to-value ratios:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	LTV Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of September 30, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>90	$82	$76	$160	$67	$19	$19	$—	$—	$423
71-90	104	89	76	32	44	207	—	—	552
55-70	56	32	33	14	48	135	—	—	318
<55	30	22	29	17	39	83	82	16	318
Home Equity
>90	—	—	—	—	1	7	—	—	8
71-90	2	3	14	5	2	7	395	37	465
<=70	1	2	4	2	1	3	151	18	182
Total (1)	$275	$224	$316	$137	$154	$461	$628	$71	$2,266
(1)Excludes loans carried under the fair value option.

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	LTV Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Consumer Loans	(Dollars in millions)
Residential first mortgage
>90	$84	$260	$123	$35	$3	$19	$—	$—	$524
71-90	169	180	66	99	72	238	—	—	824
55-70	83	60	22	82	96	122	—	—	465
<55	26	48	26	76	81	73	93	15	438
Home Equity
>90	—	—	—	1	1	10	—	—	12
71-90	5	24	10	4	1	9	548	33	634
<=70	2	7	3	1	—	4	175	16	208
Total (1)	$369	$579	$250	$298	$254	$475	$816	$64	$3,105
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

Based on the most recent credit analysis performed, the amortized cost basis, by risk category for each class of loans within the commercial portfolio, is as follows:

								Revolving Loans Converted to Term Loans Amortized Cost Basis		December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of September 30, 2021	2021	2020	2019	2018	2017	Prior
Commercial Loans	(Dollars in million)
Commercial real estate
Pass	$330	$294	$621	$335	$252	$372	$826	$—	$3,030	$2,805
Watch	—	5	8	23	72	52	—	—	160	166
Special mention	—	—	3	—	—	—	1	—	4	53
Substandard	—	—	—	—	22	—	—	—	22	37
Commercial and industrial
Pass	122	87	176	77	96	14	682	—	1,254	1,200
Watch	—	2	11	5	—	—	43	—	61	106
Special mention	—	—	—	—	—	—	—	—	—	24
Substandard	—	—	17	19	4	—	32	—	72	52
Warehouse
Pass	6,039	—	—	—	—	—	—	—	6,039	7,398
Watch	140	—	—	—	—	—	—	—	140	260
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Total commercial loans	$6,631	$388	$836	$459	$446	$438	$1,584	$—	$10,782	$12,101

								Revolving Loans Converted to Term Loans Amortized Cost Basis		December 31, 2019
	Term Loans						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Commercial Loans	(Dollars in million)
Commercial real estate
Pass	$347	$993	$439	$438	$308	$280	$—	$—	$2,805	$2,794
Watch	21	19	35	51	21	19	—	—	166	24
Special mention	5	1	16	—	17	14	—	—	53	5
Substandard	—	11	1	25	—	—	—	—	37	5
Commercial and industrial
Pass	319	425	163	149	54	71	19	—	1,200	1,533
Watch	3	48	28	25	—	2	—	—	106	72
Special mention	1	—	14	9	—	—	—	—	24	24
Substandard	22	11	15	4	—	—	—	—	52	5
Warehouse
Pass	7,398	—	—	—	—	—	—	—	7,398	2,556
Watch	260	—	—	—	—	—	—	—	260	189
Special mention	—	—	—	—	—	—	—	—	—	15
Substandard	—	—	—	—	—	—	—	—	—	—
Total commercial loans	$8,376	$1,508	$711	$701	$400	$386	$19	$—	$12,101	$7,222

Note 5 - Loans with Government Guarantees

    Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the FHA until claimed. The Bank has a unilateral option to repurchase loans sold to GNMA if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. These loans are recorded in LGG and the liability to repurchase the loans is recorded as loans with government guarantees repurchase options on the Consolidated Statements of Financial Condition. This resulted in $0.2 billion of repurchase options as of September 30, 2021, a $1.7 billion decrease compared to a balance of $1.9 billion as of December 31, 2020. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. We have reserved for these risks within other assets and as a component of our ACL on residential first mortgages.

At September 30, 2021 and December 31, 2020, LGG totaled $1.9 billion and $2.5 billion, respectively.

    Repossessed assets and the associated claims related to government guaranteed loans are recorded in other assets and totaled $7 million and $17 million, at September 30, 2021 and December 31, 2020, respectively.

Note 6 - Variable Interest Entities

    We have no consolidated VIEs as of September 30, 2021 and December 31, 2020.

    In connection with our non-QM securitization activities, we have retained a five percent interest in the investment securities of certain trusts ("other MBS") and are contracted as the servicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Financial Condition. The Bank’s maximum exposure to loss is limited to our investment in the VIE, as well as the standard representations and warranties made in conjunction with the loan transfer. See Note 2 - Investment Securities and Note 16 - Fair Value Measurements, for additional information.

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

    Changes in the fair value of residential first mortgage MSRs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Balance at beginning of period	$342	$261	$329	$291
Additions from loans sold with servicing retained	67	85	196	209
Reductions from sales	(62)	—	(158)	(46)
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(14)	(25)	(85)	(74)
Changes in estimates of fair value due to interest rate risk (1) (2)	7	2	58	(57)
Fair value of MSRs at end of period	$340	$323	$340	$323
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

    The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	September 30, 2021			December 31, 2020
		Fair value			Fair value
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
	(Dollars in millions)
Option adjusted spread	8.38%	$331	$322	7.98%	$321	$313
Constant prepayment rate	9.07%	323	307	10.53%	305	283
Weighted average cost to service per loan	$79.61	336	332	$81.24	325	321

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

    The following table summarizes income and fees associated with owned MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net return (loss) on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$27	$30	$87	$75
Decreases in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other	(14)	(25)	(85)	(74)
Changes in fair value due to interest rate risk	7	2	58	(57)
Gain (loss) on MSR derivatives (2)	(5)	4	(43)	68
Net transaction costs	(6)	1	(13)	(2)
Total return included in net return on mortgage servicing rights	$9	$12	$4	$10
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

    The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$36	$33	$101	$94
Charges on subserviced custodial balances (2)	(3)	(3)	(8)	(26)
Other servicing charges	(3)	(4)	(8)	(9)
Total income on mortgage loans subserviced, included in loan administration	$30	$26	$85	$59
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

    We have also designated certain interest rate swaps as cash flow hedges on LIBOR based variable interest payments on certain custodial deposits. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statements of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. We had $11 million (net-of-tax) of unrealized gains and $5 million (net-of-tax) of unrealized losses on derivatives classified as cash flow hedges recorded in AOCI as of September 30, 2021 and December 31, 2020, respectively. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $3 million of losses (net-of-tax).

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were and are expected to be highly effective as of September 30, 2021.

    The following tables present the notional amount, estimated fair value and maturity of our derivative financial instruments:

	September 30, 2021 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow hedge relationships:
Liabilities
Interest rate swaps on custodial deposits	$800	$1	2026-2027
Derivatives in fair value hedge relationships:
Assets
Interest rate swaps on AFS securities	$100	$—	2022
Liabilities
Interest rate swaps on AFS securities	$350	$—	2024-2025
Interest rate swaps on HFI residential first mortgages	100	—	2024
Total	$450	$—
Derivatives not designated as hedging instruments:
Assets
Futures	$1,042	$—	2021-2023
Mortgage-backed securities forwards	7,097	51	2021
Rate lock commitments	7,192	86	2021-2022
Interest rate swaps and swaptions	3,238	67	2021-2051
Total	$18,569	$204
Liabilities
Mortgage-backed securities forwards	$3,242	$24	2021
Rate lock commitments	444	1	2021-2022
Interest rate swaps	1,482	5	2020-2050
Total	$5,168	$30
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior day's fair value of open positions is considered a settlement of the derivative position for accounting purposes.
(2)Derivative assets and liabilities are included in other assets and other liabilities on the Consolidated Statements of Financial Condition, respectively.

	December 31, 2020 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow hedge relationships:
Liabilities
Interest rate swaps on custodial deposits	$800	1	2026-2027
Derivatives in fair value hedge relationships:
Liabilities
Interest rate swaps on HFI residential first mortgages	$100	$—	2024
Interest rate swaps on AFS securities	450	—	2022-2025
Total	$1,350	$1
Derivatives not designated as hedging instruments:
Assets
Futures	$1,346	$—	2021-2023
Mortgage-backed securities forwards	749	14	2021
Rate lock commitments	10,587	208	2021
Interest rate swaps and swaptions	1,481	59	2021-2051
Total	$14,163	$281
Liabilities
Mortgage-backed securities forwards	$11,194	$98	2021
Rate lock commitments	115	—	2021
Interest rate swaps and swaptions	1,305	4	2021-2030
Total	$12,614	$102
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
	(Dollars in millions)
September 30, 2021
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on AFS securities	$—	$—	$—	$—	$1
Total derivative assets	$—	$—	$—	$—	$1
Liabilities
Interest rate swaps on AFS securities	$—	$—	$—	$—	$3
Interest rate swaps on custodial deposits	1	—	1	—	7
Interest rate swaps on HFI residential first mortgages	—	—	—	—	1
Total derivative liabilities	$1	$—	$1	$—	$11

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$51	$—	$51	$—	$45
Interest rate swaps and swaptions (1)	67	—	67	—	6
Total derivative assets	$118	$—	$118	$—	$51
Liabilities
Mortgage-backed securities forwards	$24	$—	$24	$—	$10
Interest rate swaps	5	—	5	—	31
Total derivative liabilities	$29	$—	$29	$—	$41

December 31, 2020
Derivatives designated as hedging instruments:
Liabilities
Interest rate swaps on AFS securities	$—	$—	$—	$—	$5
Interest rate swaps on HFI residential first mortgages	—	—	—	—	1
Interest rate swaps on custodial deposits	1	—	1	—	8
Total derivative liabilities	$1	$—	$1	$—	$14

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$14	$—	$14	$—	$—
Interest rate swaps	59	—	59	—	6
Total derivative assets	$73	$—	$73	$—	$6
Liabilities
Mortgage-backed securities forwards	$98	$—	$98	$—	$68
Interest rate swaps and swaptions (1)	4	—	4	—	26
Total derivative liabilities	$102	$—	$102	$—	$94
(1)Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions, is considered settlement of the derivative position for accounting purposes.

Losses of $1 million and $3 million on fair value hedging relationships of AFS securities were recorded in interest income for the three and nine months ended September 30, 2021. Losses of $1 million on fair value hedging relationships of AFS securities were recorded in interest income for the three and nine months ended September 30, 2020.

Losses of $1 million and $3 million on cash flow hedging relationships of custodial deposits were reclassified from AOCI into loan administration income during the three and nine months ended September 30, 2021, respectively. Losses of $1 million and $2 million on cash flow hedging relationships of custodial deposits were reclassified from AOCI into loan administration income during the three and nine months ended September 30, 2020, respectively.

Gains and losses on fair value hedging relationships of HFI residential first mortgages for the three and nine months ended September 30, 2021 and September 30, 2020 were de-minimis.

The fair value basis adjustment on our hedged AFS securities is included in investment securities available-for-sale on our Consolidated Statements of Financial Condition. The carrying amount of our hedged securities was $1.1 billion at September 30, 2021 and $1.7 billion at December 31, 2020 of which $0.2 million and $6 million, respectively, were due to the fair value hedge relationship. The closed portfolio of AFS securities designated in this last layer method hedge was $1.1 billion par (amortized cost of $1.1 billion) at September 30, 2021 and $1.6 billion par (amortized cost of $1.6 billion) at December 31, 2020 of which we have designated $450 million at both September 30, 2021 and December 31, 2020.

The fair value basis adjustment on our hedged fair HFI residential first mortgages is included in LHFI on our Consolidated Statements of Financial Condition. The carrying amount of our hedged loans was $191 million at September 30, 2021 of which a de-minimis amount is due to the fair value hedge relationship. We have designated $100 million of this closed portfolio of loans in a hedging relationship as of September 30, 2021. The carrying amount of our hedged loans was $240 million at December 31, 2020 of which $1 million was due to the fair value hedge relationship. We designated $100 million of this closed portfolio of loans in a hedging relationship at December 31, 2020.

    At September 30, 2021, we pledged a total of $58 million related to derivative financial instruments, consisting of $29 million of cash collateral on derivative liabilities and $29 million of maintenance margin on centrally cleared derivatives. We had an obligation to return a total of $45 million of cash collateral on derivative assets at September 30, 2021. We pledged a total of $114 million related to derivative financial instruments, consisting of $84 million of cash collateral on derivatives and $30 million of maintenance margin on centrally cleared derivatives and had a de-minimis obligation to return cash on derivative assets at December 31, 2020. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and other liabilities and the cash pledged as maintenance margin is restricted and included in other assets.

    The following table presents net gain recognized in income on derivative instruments, net of the impact of offsetting positions:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of gain (loss)
Futures	Net return on mortgage servicing rights	$—	$—	$—	$1
Interest rate swaps and swaptions	Net return on mortgage servicing rights	(3)	(2)	(30)	39
Mortgage-backed securities forwards	Net return on mortgage servicing rights	(1)	5	(12)	28
Rate lock commitments and MSR forwards	Net gain on loan sales	23	70	8	190
Interest rate swaps (1)	Other noninterest income	—	—	2	1
Total derivative gain (loss)		$19	$73	$(32)	$259
(1)Includes customer-initiated commercial interest rate swaps.

Note 9 - Borrowings

Federal Home Loan Bank Advances and Other Borrowings

    The following is a breakdown of our FHLB advances and other borrowings outstanding:

	September 30, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$1,095	0.18%	$3,415	0.20%
Short-term variable rate term advances	0	—%	—	—%
Other short-term borrowings (1)	775	0.13%	485	0.08%
Total short-term Federal Home Loan Bank advances and other borrowings	1,870		3,900
Long-term fixed rate advances (2)	1,400	0.90%	1,200	1.03%
Total Federal Home Loan Bank advances and other borrowings	$3,270		$5,100
(1)Includes borrowings under overnight federal funds purchased lines with other Federal Reserve member institutions.
(2)Includes the current portion of fixed rate advances of $200 million and $0 at September 30, 2021 and December 31, 2020, respectively.

    The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Maximum outstanding at any month end	$5,595	$4,388	$5,595	$6,841
Average outstanding balance	$4,080	$3,528	$3,894	$4,234
Average remaining borrowing capacity	$5,705	$5,494	$5,495	$5,249
Weighted average interest rate	0.42%	0.48%	0.43%	0.76%

    The following table outlines the maturity dates of our FHLB advances and other borrowings:

September 30, 2021
(Dollars in millions)
2021	$1,870
2022	200
2023	500
2024	100
Thereafter	600
Total	$3,270

Parent Company Senior Notes, Subordinated Notes and Trust Preferred Securities

    The following table presents long-term debt, net of debt issuance costs:

	September 30, 2021		December 31, 2020
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, settled 2021	$—	—%	$246	6.125%
Subordinated Notes
Notes, matures 2030	149	4.125%	148	4.125%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
3.25%, matures 2032	26	3.38%	26	3.50%
3.25%, matures 2033	26	3.38%	26	3.49%
3.25%, matures 2033	26	3.38%	26	3.49%
2.00%, matures 2035	26	2.13%	26	2.24%
2.00%, matures 2035	26	2.13%	26	2.24%
1.75%, matures 2035	51	1.87%	51	1.97%
1.50%, matures 2035	25	1.63%	25	1.74%
1.45%, matures 2037	25	1.57%	25	1.67%
2.50%, matures 2037	16	2.62%	16	2.72%
Total Trust Preferred Securities	247		247
Total other long-term debt	$396		$641

Senior Notes

    We settled the Senior Notes on January 22, 2021 and as of September 30, 2021 we have no Senior Notes outstanding.

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

Trust Preferred Securities

    We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued junior subordinated debt securities to those trusts, which we have included in long-term debt. The junior subordinated debt securities are the sole assets of those trusts. The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of September 30, 2021, we had no deferred interest.

Note 10 - Accumulated Other Comprehensive Income (Loss)

    The following table sets forth the components in AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Investment Securities
Beginning balance	$35	$56	$52	$1
Unrealized gain (loss)	(11)	—	(33)	72
Less: Tax provision (benefit)	(3)	—	(8)	17
Net unrealized gain (loss)	(8)	—	(25)	55
Other comprehensive income (loss), net of tax	(8)	—	(25)	55
Ending balance	$27	$56	$27	$56

Cash Flow Hedges
Beginning balance	$10	$(10)	$(5)	$—
Unrealized gain (loss)	2	—	19	(13)
Less: Tax provision (benefit)	1	—	5	(3)
Net unrealized gain (loss)	1	—	14	(10)
Reclassifications out of AOCI (1)	1	—	3	—
Less: Tax provision (benefit)	1	—	1	—
Other comprehensive income (loss), net of tax	1	—	16	(10)
Ending balance	$11	$(10)	$11	$(10)
(1)Reclassifications are reported in noninterest income on the Consolidated Statements of Operations.

Note 11 - Earnings Per Share

    Basic earnings per share, excluding dilution, is computed by dividing earnings applicable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that could then share in our earnings.

    The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions, except share data)
Net income applicable to common shareholders	$152	$222	$448	$384
Weighted Average Shares
Weighted average common shares outstanding	52,862,288	57,032,746	52,767,923	56,827,171
Effect of dilutive securities
Stock-based awards	797,134	347,063	731,366	404,518
Weighted average diluted common shares	$53,659,422	$57,379,809	$53,499,289	$57,231,689
Earnings per common share
Basic earnings per common share	$2.87	$3.90	$8.48	$6.76
Effect of dilutive securities
Stock-based awards	(0.04)	(0.02)	(0.11)	(0.05)
Diluted earnings per common share	$2.83	$3.88	$8.37	$6.71

Note 12 - Stock-Based Compensation

    We had stock-based compensation expense of $3 million and $10 million for the three and nine months ended September 30, 2021, and $6 million and $14 million for the three and nine months ended September 30, 2020.

Restricted Stock and Restricted Stock Units

    The following table summarizes restricted stock and restricted stock units activity:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Shares	Weighted — Average Grant-Date Fair Value per Share	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	1,142,981	$34.23	974,186	$30.88
Granted	2,458	45.15	347,788	42.82
Vested	—	—	(135,662)	33.05
Canceled and forfeited	(16,239)	33.81	(57,112)	31.69
Non-vested balance at end of period	1,129,200	$34.26	$1,129,200	$34.26

2017 Employee Stock Purchase Plan

    The Employee Stock Purchase Plan ("2017 ESPP") was approved on March 20, 2017, by our Board and on May 23, 2017, by our shareholders. The 2017 ESPP became effective July 1, 2017, and was terminated on June 30, 2021 pursuant to the Merger Agreement with NYCB as approved by the Board on April 24, 2021. There were 106,707 shares issued under the ESPP during the nine months ended September 30, 2021 and the associated compensation expense was de minimis.

Note 13 - Income Taxes

    The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

    The following table presents our provision for income tax and effective tax provision rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Income before income taxes	198	295	$581	$499
Provision for income taxes	46	73	133	115
Effective tax provision rate	23.2%	24.7%	22.9%	23.0%

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

    To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both September 30, 2021 and December 31, 2020.

    The following tables present the regulatory capital requirements under the applicable Basel III based U.S. capital rules:

Flagstar Bancorp	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
September 30, 2021
Tier 1 capital (to adjusted avg. total assets)	$2,709	9.72%	$1,115	4.0%	$1,393	5.0%
Common equity Tier 1 capital (to RWA)	$2,469	11.95%	$930	4.5%	$1,343	6.5%
Tier 1 capital (to RWA)	$2,709	13.11%	$1,240	6.0%	$1,653	8.0%
Total capital (to RWA)	$3,006	14.55%	$1,653	8.0%	$2,066	10.0%
December 31, 2020
Tier 1 capital (to adjusted avg. total assets)	$2,270	7.71%	$1,178	4.0%	$1,472	5.0%
Common equity Tier 1 capital (to RWA)	$2,030	9.15%	$999	4.5%	$1,442	6.5%
Tier 1 capital (to RWA)	$2,270	10.23%	$1,331	6.0%	$1,775	8.0%
Total capital (to RWA)	$2,638	11.89%	$1,775	8.0%	$2,219	10.0%

Flagstar Bank	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
September 30, 2021
Tier 1 capital (to adjusted avg. total assets)	$2,619	9.40%	$1,114	4.0%	$1,393	5.0%
Common equity Tier 1 capital (to RWA)	$2,619	12.71%	$927	4.5%	$1,340	6.5%
Tier 1 capital (to RWA)	$2,619	12.71%	$1,237	6.0%	$1,649	8.0%
Total capital (to RWA)	$2,766	13.42%	$1,649	8.0%	$2,061	10.0%
December 31, 2020
Tier 1 capital (to adjusted avg. total assets)	$2,390	8.12%	$1,177	4.0%	$1,472	5.0%
Common equity Tier 1 capital (to RWA)	$2,390	10.77%	$999	4.5%	$1,443	6.5%
Tier 1 capital (to RWA)	$2,390	10.77%	$1,332	6.0%	$1,775	8.0%
Total capital (to RWA)	$2,608	11.75%	$1,775	8.0%	$2,219	10.0%

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

At September 30, 2021, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements, or that the ultimate outcome of these actions will have a materially adverse effect on our financial condition, results of operations or cash flows.

DOJ Liability

    On February 24, 2012, the Bank entered into a Settlement Agreement with the DOJ under which we agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting certain conditions. On March 30, 2021, the Bank signed a $70 million final Settlement and Dismissal Amendment (the "Amendment") with the DOJ. The Amendment required us to make a $70 million one-time restitution cash payment and removed any further obligations related to the original Settlement Agreement. We recorded a $35 million expense to adjust the fair value of the DOJ Liability through other noninterest expense in the first quarter of 2021. The payment was made on April 8, 2021, fully satisfying the Amendment and reducing the liability to $0. See Note 16 - Fair Value Measurements.

Other litigation accruals

    At September 30, 2021 and December 31, 2020, excluding the fair value liability relating to the DOJ Liability, our total accrual for contingent liabilities and settled litigation was $8 million and $7 million, respectively.

Commitments

    In the normal course of business, we have various commitments outstanding which are not included on our Consolidated Statements of Financial Condition. The following table is a summary of the contractual amount of significant commitments:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Commitments to extend credit
Mortgage loan commitments including interest rate locks	$7,636	$10,702
Warehouse loan commitments	4,697	2,849
Commercial and industrial commitments	1,452	1,271
Other construction commitments	2,429	1,934
HELOC commitments	603	544
Other consumer commitments	151	121
Standby and commercial letters of credit	107	95

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

    We maintain a reserve for the estimated lifetime credit losses in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. A reserve balance of $19 million at September 30, 2021 and $28 million at December 31, 2020, respectively, is reflected in other liabilities on the Consolidated Statements of Financial Condition. See Note 4 - Loans Held-for-Investment for additional information.

    Supplemental executive retirement plan with former CEO. The Company entered into a supplemental executive retirement plan (“SERP”) with a former CEO in 2009. Under the plan, the former CEO was to receive a $16 million payment in August 2018. The Company fully accrued for the SERP liability during that time period and no SERP payments have been made to the former CEO. In the second quarter of 2021, we entered into a settlement agreement with the former CEO that terminates the SERP and all other prior employment agreements in exchange for a maximum payment of $6 million which remains subject to regulatory approval as of September 30, 2021.

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

	September 30, 2021
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$726	$—	$726
Agency - Residential	—	761	—	761
Municipal obligations	—	22	—	22
Corporate debt obligations	—	73	—	73
Other MBS	—	219	—	219
Certificate of deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	5,996	—	5,996
Loans held-for-investment
Residential first mortgage loans	—	11	—	11
Home equity	—	—	1	1
Mortgage servicing rights	—	—	340	340
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	86	86
Mortgage-backed securities forwards	—	51	—	51
Interest rate swaps and swaptions	—	67	—	67
Total assets at fair value	$—	$7,927	$427	$8,354
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(1)	$(1)
Mortgage backed securities forwards	—	(24)	—	(24)
Interest rate swaps	—	(5)	—	(5)
Total liabilities at fair value	$—	$(29)	$(1)	$(30)

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,061	$—	$1,061
Agency - Residential	—	735	—	735
Municipal obligations	—	28	—	28
Corporate debt obligations	—	77	—	77
Other MBS	—	42	—	42
Certificate of deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	7,009	—	7,009
Loans held-for-investment
Residential first mortgage loans	—	11	—	11
Home equity	—	—	2	2
Mortgage servicing rights	—	—	329	329
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	208	208
Mortgage-backed securities forwards	—	14	—	14
Interest rate swaps and swaptions	—	59	—	59
Total assets at fair value	$—	$9,037	$539	$9,576
Derivative liabilities
Mortgage-backed securities forwards	$—	$(98)	$—	$(98)
Interest rate swaps	—	(4)	—	(4)
DOJ Liability	—	—	(35)	(35)
Total liabilities at fair value	$—	$(102)	$(35)	$(137)

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
	(Dollars in millions)
Three Months Ended September 30, 2021
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$(1)	$—	$1
Mortgage servicing rights (2)	342	(7)	67	(62)	—	—	340
Rate lock commitments (net) (2)(3)	114	38	135	—	—	(202)	85
Totals	$458	$31	$202	$(62)	$(1)	$(202)	$426

Three Months Ended September 30, 2020
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	261	(23)	85	—	—	—	323
Rate lock commitments (net) (2)(3)	205	90	333	—	—	(371)	257
Totals	$468	$67	$418	$—	$—	$(371)	$582
Liabilities
DOJ Liability	$(35)	$—	$—	$—	$—	$—	$(35)
Contingent consideration	(27)	—	—	—	27	—	—
Totals	$(62)	$—	$—	$—	$27	$—	$(35)
(1)There were no unrealized gains (losses) recorded in OCI during the three months ended September 30, 2021 and 2020.
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
	(Dollars in millions)
Nine Months Ended September 30, 2021
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$(1)	$—	$1
Mortgage servicing rights (2)	329	(27)	196	(158)	—	—	$340
Rate lock commitments (net) (2)(3)	208	(84)	519	—	—	(558)	$85
Totals	$539	$(111)	$715	$(158)	$(1)	$(558)	$426
Liabilities
DOJ Liability	$(35)	$(35)	$—	$—	$70	$—	$—

Nine Months Ended September 30, 2020
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	291	(131)	209	(46)	—	—	323
Rate lock commitments (net) (2)(3)	34	274	805	—	—	(856)	257
Totals	$327	$143	$1,014	$(46)	$—	$(856)	$582
Liabilities
DOJ Liability	$(35)	$—	$—	$—	$—	$—	$(35)
Contingent consideration	(10)	(17)	—	—	27	—	—
Totals	$(45)	$(17)	$—	$—	$27	$—	$(35)
(1)There were no unrealized gains (losses) recorded in OCI during the nine months ended September 30, 2021 and 2020.
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
	(Dollars in millions)
September 30, 2021
Assets
Loans held-for-investment
Home equity	$1	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% -10.8% (9.0%) 12.6% - 18.9% (15.8%) 1.5%-2.3% (1.9%)	(1)
Mortgage servicing rights	$340	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	3.9% - 21.6% (8.4%) 0% - 11.0% (9.1%) $67 - $90 ($80)	(1)
Rate lock commitments (net)	$85	Consensus pricing	Origination pull-through rate	73.8%	(1)
(1)Unobservable inputs were weighted by their relative fair value of the instruments.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
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

    MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For September 30, 2021 and December 31, 2020, the weighted average life (in years) for the entire MSR portfolio was 5.8 and 4.2, respectively.

    DOJ Liability. The DOJ liability was settled for $70 million in the second quarter of 2021, fully satisfying the Amendment and reducing the liability to $0 at September 30, 2021. Prior to settlement, the significant unobservable inputs used in the fair value measurement of the DOJ Liability were the discount rate, asset growth rate, return on assets, dividend rate and potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes, as further discussed in Note 15 - Legal Proceedings, Contingencies and Commitments.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

    We also have assets that are subject to measurement at fair value on a nonrecurring basis under certain conditions. The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Losses
	(Dollars in millions)
September 30, 2021
Loans held-for-sale (2)	$363	$363	$—	$(1)
Commercial loans	19	—	19	—
Impaired loans held-for-investment (2)
Residential first mortgage loans	27	—	27	(12)
Repossessed assets (3)	6	—	6	(1)
Totals	$415	$363	$52	$(14)
December 31, 2020
Residential first mortgage loans	$30	$30	$—	$(1)
Commercial loans	57	—	57	—
Impaired loans held-for-investment (2)
Residential first mortgage loans	24	—	24	(3)
Repossessed assets (3)	8	—	8	(3)
Totals	$119	$30	$89	$(7)
(1)The fair values are determined at various dates dependent upon when certain conditions were met requiring fair value measurement.
(2)Gains (losses) reflect fair value adjustments on assets for which we did not elect the fair value option.
(3)Gains (losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

    The following table presents the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
September 30, 2021
Commercial loans	$19	Fair value of collateral	Market price	N/A
Impaired loans held-for-investment
Residential first mortgage loans	$27	Fair value of collateral	Loss severity discount	0% - 100% (30%)	(2)
Repossessed assets	$6	Fair value of collateral	Loss severity discount	0% - 96.3% (21.6%)	(2)
December 31, 2020
Commercial loans	57	Fair value of collateral	Market price	N/A	(1)
Impaired loans held-for-investment
Residential first mortgage loans	$24	Fair value of collateral	Loss severity discount	0% - 100% (12.8%)	(2)
Repossessed assets	$8	Fair value of collateral	Loss severity discount	0% - 96.3% (24.5%)	(2)
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

Fair Value of Financial Instruments

    The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	September 30, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$149	$149	$149	$—	$—
Investment securities available-for-sale	1,802	1,802	—	1,802
Investment securities held-to-maturity	236	244	—	244
Loans held-for-sale	6,378	6,379	—	6,379
Loans held-for-investment	14,268	14,276	—	11	14,265
Loans with government guarantees	1,945	1,895	—	1,895
Mortgage servicing rights	340	340	—	—	340
Federal Home Loan Bank stock	377	377	—	377
Bank owned life insurance	363	363	—	363
Repossessed assets	6	6	—	—	6
Other assets, foreclosure claims	7	7	—	7
Derivative financial instruments, assets	204	204	—	118	86
Liabilities
Retail deposits
Demand deposits and savings accounts	$(8,908)	$(8,121)	$—	$(8,121)	$—
Certificates of deposit	(988)	(992)	—	(992)	—
Wholesale deposits	(1,301)	(1,306)	—	(1,306)	—
Government deposits	(2,450)	(2,340)	—	(2,340)	—
Company controlled deposits	(5,688)	(5,665)	—	(5,665)	—
Federal Home Loan Bank advances and other	(3,270)	(3,286)	—	(3,286)	—
Long-term debt	(396)	(344)	—	(344)	—
Derivative financial instruments, liabilities	(30)	(30)	—	(29)	(1)

	December 31, 2020
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$623	$623	$623	$—	$—
Investment securities available-for-sale	1,944	1,944	—	1,944	—
Investment securities held-to-maturity	377	393	—	393	—
Loans held-for-sale	7,098	7,098	—	7,098	—
Loans held-for-investment	16,227	16,188	—	11	16,177
Loans with government guarantees	2,516	2,498	—	2,498	—
Mortgage servicing rights	329	329	—	—	329
Federal Home Loan Bank stock	377	377	—	377	—
Bank owned life insurance	356	358	—	358	—
Repossessed assets	8	8	—	—	8
Other assets, foreclosure claims	17	17	—	17	—
Derivative financial instruments	281	281	—	73	208
Liabilities
Retail deposits
Demand deposits and savings accounts	$(8,616)	$(7,864)	$—	$(7,864)	$—
Certificates of deposit	(1,355)	(1,365)	—	(1,365)	—
Wholesale deposits	(1,031)	(1,047)	—	(1,047)	—
Government deposits	(1,765)	(1,706)	—	(1,706)	—
Custodial deposits	(7,206)	(7,133)	—	(7,133)	—
Federal Home Loan Bank advances	(5,100)	(5,124)	—	(5,124)	—
Long-term debt	(641)	(596)	—	(596)	—
DOJ Liability	(35)	(35)	—	—	(35)
Derivative financial instruments	(102)	(102)	—	(102)	—

Fair Value Option

    We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

    The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$212	$340	$339	$899
Loans held-for-investment
Other noninterest income	$1	$—	$1	$—

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	September 30, 2021			December 31, 2020
	UPB	Fair Value	Fair Value Over / (Under) UPB	UPB	Fair Value	Fair Value Over / (Under) UPB
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$11	$9	$(2)	$9	$7	$(2)
Loans held-for-investment	12	9	(3)	9	8	(1)
Total nonaccrual loans	$23	$18	$(5)	$18	$15	$(3)
Other performing loans
Loans held-for-sale	$5,897	$5,987	$90	$6,704	$7,002	$298
Loans held-for-investment	2	2	—	5	4	(1)
Total other performing loans	$5,899	$5,989	$90	$6,709	$7,006	$297
Total loans
Loans held-for-sale	$5,908	$5,996	$88	$6,713	$7,009	$296
Loans held-for-investment	14	11	(3)	14	12	(2)
Total loans	$5,922	$6,007	$85	$6,727	$7,021	$294
Liabilities
DOJ Liability (1)	$—	$—	$—	$(118)	$(35)	$83
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

    The following tables present financial information by business segment for the periods indicated:

	Three Months Ended September 30, 2021
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$149	$72	$4	$(30)	$195
Provision (benefit) for credit losses	8	(2)	—	(29)	(23)
Net interest income after benefit for credit losses	141	74	4	(1)	218
Net gain on loan sales	—	169	—	—	169
Loan fees and charges	—	13	20	—	33
Net return on mortgage servicing rights	—	9	—	—	9
Loan administrative (expense) income	—	(7)	40	(2)	31
Other noninterest income	16	3	—	5	24
Total noninterest income	16	187	60	3	266
Compensation and benefits	26	48	16	40	130
Commissions	1	43	—	—	44
Loan processing expense	1	11	9	1	22
Other noninterest expense	12	23	22	33	90
Total noninterest expense	40	125	47	74	286
Income (loss) before indirect overhead allocations and income taxes	117	136	17	(72)	198
Indirect overhead allocation (expense) income	(7)	(14)	(4)	25	—
Provision (benefit) for income taxes	23	26	3	(6)	46
Net income (loss)	$87	$96	$10	$(41)	$152

Intersegment revenue (expense)	$34	$—	$10	$(44)	$—

Average balances
Loans held-for-sale	$20	$7,819	$—	$—	$7,839
Loans with government guarantees	—	2,046	—	—	2,046
Loans held-for-investment (2)	11,846	1,683	—	11	13,540
Total assets	12,224	12,356	83	3,384	28,047
Deposits	12,116	40	6,249	1,281	19,686
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

	Three Months Ended September 30, 2020
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$158	$49	$5	$(32)	$180
Provision (benefit) for credit losses	(2)	(3)	—	37	32
Net interest income after provision (benefit) for credit losses	160	52	5	(69)	148
Net gain on loan sales	2	344	—	—	346
Loan fees and charges	—	25	16	—	41
Net return on mortgage servicing rights	—	12	—	—	12
Loan administrative (expense) income	(1)	(10)	40	(3)	26
Other noninterest income	15	3	—	5	23
Total noninterest income	16	374	56	2	448
Compensation and benefits	28	42	12	41	123
Commissions	1	71	—	—	72
Loan processing expense	1	11	8	—	20
Other noninterest expense	63	32	21	(30)	86
Total noninterest expense	93	156	41	11	301
Income (loss) before indirect overhead allocations and income taxes	83	270	20	(78)	295
Indirect overhead allocation (expense) income	(11)	(18)	(4)	33	—
Provision (benefit) for income taxes	15	53	3	2	73
Net income (loss)	$57	$199	$13	$(47)	$222

Intersegment (expense) revenue	$(22)	$(12)	$10	$24	$—

Average balances
Loans held-for-sale	$—	$5,602	$—	$—	$5,602
Loans with government guarantees	—	2,122	—	—	2,122
Loans held-for-investment (2)	12,311	2,498	—	30	14,839
Total assets	12,603	11,195	78	4,401	28,277
Deposits	11,265	—	7,329	967	19,561
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

	Nine Months Ended September 30, 2021
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$454	$186	$11	$(85)	$566
Provision (benefit) for credit losses	(5)	(7)	—	(83)	(95)
Net interest income after benefit for credit losses	459	193	11	(2)	661
Net gain on loan sales	—	564	—	—	564
Loan fees and charges	1	55	57	(1)	112
Net return on mortgage servicing rights	—	4	—	—	4
Loan administrative (expense) income	(1)	(26)	120	(8)	85
Other noninterest income	49	8	—	20	77
Total noninterest income	49	605	177	11	842
Compensation and benefits	81	151	47	117	396
Commissions	2	155	—	(1)	156
Loan processing expense	4	34	24	3	65
Other noninterest expense	39	65	66	135	305
Total noninterest expense	126	405	137	254	922
Income (loss) before indirect overhead allocations and income taxes	382	393	51	(245)	581
Indirect overhead allocation (expense) income	(26)	(50)	(14)	90	—
Provision (benefit) for income taxes	75	72	8	(22)	133
Net income (loss)	$281	$271	$29	$(133)	$448

Intersegment revenue (expense)	$93	$(3)	$33	$(123)	$—

Average balances
Loans held-for-sale	$14	$7,389	$—	$—	$7,403
Loans with government guarantees	—	2,296	—	(1)	2,295
Loans held-for-investment (2)	12,156	1,865	—	22	14,043
Total assets	12,518	12,462	246	3,475	28,701
Deposits	11,872	26	6,525	1,175	19,598
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

	Nine Months Ended September 30, 2020
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$395	$147	$14	$(60)	$496
Provision (benefit) for credit losses	3	(8)	—	153	148
Net interest income after benefit for credit losses	392	155	14	(213)	348
Net gain on loan sales	2	737	—	—	739
Loan fees and charges	1	58	43	—	102
Net return on mortgage servicing rights	—	10	—	—	10
Loan administrative (expense) income	(2)	(25)	112	(26)	59
Other noninterest income	43	5	—	20	68
Total noninterest income	44	785	155	(6)	978
Compensation and benefits	79	111	33	118	341
Commissions	2	160	—	—	162
Loan processing expense	4	29	24	2	59
Other noninterest expense	231	114	57	(137)	265
Total noninterest expense	316	414	114	(17)	827
Income (loss) before indirect overhead allocations and income taxes	120	526	55	(202)	499
Indirect overhead allocation (expense) income	(31)	(45)	(15)	91	—
Provision (benefit) for income taxes	19	101	8	(13)	115
Net income (loss)	$70	$380	$32	$(98)	$384

Intersegment revenue (expense)	$(97)	$(46)	$27	$116	$—

Average balances
Loans held-for-sale	$—	$5,499	$—	$—	$5,499
Loans with government guarantees	—	1,267	—	—	1,267
Loans held-for-investment (2)	10,702	2,693	—	29	13,424
Total assets	11,100	10,539	65	4,288	25,992
Deposits	10,817	—	6,114	767	17,698
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

Note 18 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

    We adopted the following ASU during the quarter ended September 30, 2021. This ASU did not have a material impact to our financial statements:

Standard	Description	Effective Date
ASU 2021-06	Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update)	July 1, 2021

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures. As of September 30, 2021, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s

Management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of September 30, 2021.
(b)Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

    See Legal Proceedings in Note 15 - Legal Proceedings, Contingencies and Commitments to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

The Company believes that there have been no material changes to the risk factors previously disclosed in response to Item 1A. to Part I, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and updated per Item 1A. to Part II, of our Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended September 30, 2021.
Issuer Purchases of Equity Securities

    The Company made no purchases of its equity securities during the quarter ended September 30, 2021.

Item 3. Defaults upon Senior Securities

    The Company had no defaults on senior securities.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1*
Agreement and Plan of Merger, dated April 24, 2021, among New York Community Bancorp, Inc., 615 Corp., and Flagstar Bancorp, Inc. (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 26, 2021, and incorporated herein by reference).

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

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2021, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	November 5, 2021	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)