Form 10-K
period 2021-12-31
FLAGSTAR BANCORP INC
filed 2022-03-01
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16577
Flagstar Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Michigan			38-3150651
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5151 Corporate Drive,	Troy,	Michigan	48098-2639
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (248) 312-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FBC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒      No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes        No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Smaller Reporting Company	☐
Non-Accelerated Filer	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐.
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($42.27 per share) as reported on the New York Stock Exchange on June 30, 2021, was approximately $2 billion. The registrant does not have any non-voting common equity shares.
    As of February 25, 2022, 53,224,805 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
ACL	Allowance for Credit Losses	GLBA	Gramm-Leach Bliley Act
AFS	Available for Sale	GNMA	Government National Mortgage Association
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association Collectively	HELOAN	Home Equity Loans
ALCO	Asset Liability Committee	HELOC	Home Equity Lines of Credit
ALLL	Allowance for Loan Losses	HFI	Held for Investment
AOCI	Accumulated Other Comprehensive Income (Loss)	HOLA	Home Owners Loan Act
ASU	Accounting Standards Update	Home Equity	Second Mortgages, HELOANs, HELOCs
Basel III	Basel Committee on Banking Supervision Third Basel Accord	HPI	Housing Price Index
BSA	Bank Secrecy Act	HTM	Held to Maturity
C&I	Commercial and Industrial	LGG	Loans with Government Guarantees
CAMELS	Capital, Asset Quality, Management, Earnings, Liquidity and Sensitivity	LHFI	Loans Held-for-Investment
CARES Act	Coronavirus Aid, Relief and Economic Security Act	LHFS	Loans Held-for-Sale
CDARS	Certificates of Deposit Account Registry Service	LIBOR	London Interbank Offered Rate
CD	Certificates of Deposit	LTV	Loan-to-Value Ratio
CECL	Current Expected Credit Losses	Management	Flagstar Bancorp’s Management
CET1	Common Equity Tier 1	MBS	Mortgage-Backed Securities
CLTV	Combined Loan-to-Value	MD&A	Management's Discussion and Analysis
Common Stock	Common Shares	MSR	Mortgage Servicing Rights
CRE	Commercial Real Estate	N/A	Not Applicable
CFPB	Consumer Financial Protection Bureau	N/M	Not Meaningful
Deposit Beta	The change in the annualized cost of our deposits, divided by the change in the Federal Reserve discount rate	NASDAQ	National Association of Securities Dealers Automated Quotations
DIF	Deposit Insurance Fund	NPL	Nonperforming Loan
DOJ	United States Department of Justice	NYSE	New York Stock Exchange
DOJ Liability	2012 settlement Agreement with the Department of Justice	OCC	Office of the Comptroller of the Currency
DTA	Deferred Tax Asset	OCI	Other Comprehensive Income (Loss)
ERG	Employee Resource Groups	PPP	Paycheck Protection Program
EVE	Economic Value of Equity	QTL	Qualified Thrift Lending
ExLTIP	Executive Long-Term Incentive Program	Regulatory Agencies	Board of Governors of the Federal Reserve, Office of the Comptroller of the Currency, U.S. Department of the Treasury, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, Securities and Exchange Commission
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board	REO	Real estate owned and other nonperforming assets, net
FBC	Flagstar Bancorp	RMBS	Residential Mortgage-Backed Securities
FDIC	Federal Deposit Insurance Corporation	RSU	Restricted Stock Unit
Federal Reserve	Board of Governors of the Federal Reserve System	RWA	Risk Weighted Assets
FHA	Federal Housing Administration	SBIC	Small Business Investment Companies
FHFA	Federal Housing Finance Agency	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SNC	Shared National Credit
FICO	Fair Isaac Corporation	SOFR	Secured Overnight Financing Rate
FOAL	Fallout-Adjusted Locks	TDR	Trouble Debt Restructuring
FRB	Federal Reserve Bank	TILA-RESPA	Truth in Lending Act-Real Estate Settlement Procedures Act
Freddie Mac	Federal Home Loan Mortgage Corporation	UPB	Unpaid Principal Balance
FTE	Full Time Equivalent	U.S. Treasury	United States Department of Treasury
GAAP	Generally Accepted Accounting Principles	VIE	Variable Interest Entity
Ginnie Mae	Government National Mortgage Association	XBRL	eXtensible Business Reporting Language

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

Generally, forward-looking statements are not based on historical facts but instead represent Management’s current beliefs and expectations regarding future events and are subject to significant risks and uncertainties. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, may increase, may fluctuate and similar expressions or future or conditional verbs such as will, should, would and could. Our actual results and capital and other financial conditions may differ materially from those described in the forward-looking statements depending upon a variety of factors, including without limitation: the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the definitive merger agreement among Flagstar, NYCB, and 615 Corp.; the outcome of any legal proceedings that may be instituted against Flagstar or NYCB; the possibility that the proposed transaction will not close when expected or at all because required regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated; the ability of Flagstar and NYCB to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction; the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the common stock of Flagstar and/or NYCB; the possibility that the anticipated benefits of the proposed transaction will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Flagstar and NYCB do business; certain restrictions during the pendency of the proposed transaction that may impact the parties’ ability to pursue certain business opportunities or strategic transactions; the possibility that the proposed transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the proposed transaction within the expected timeframes or at all and to successfully integrate Flagstar’s operations and those of NYCB; such integration may be more difficult, time consuming or costly than expected; revenues following the proposed transaction may be lower than expected; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed transaction; Flagstar’s and NYCB's success in executing their respective business plans and strategies and managing the risks involved in the foregoing; and the precautionary statements included within each individual business’ discussion and analysis of our results of operations and the risk factors listed and described in Item 1A. to Part I, Risk Factors.

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

Introduction

    We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide commercial and consumer banking services, and we are the 6th largest bank mortgage originator in the nation and the 6th largest subservicer of mortgage loans nationwide. At December 31, 2021, we had 5,395 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC".

    Our relationship-based business model leverages our full-service bank's capabilities and our national mortgage platform to create and build financial solutions for our customers. At December 31, 2021, we operated 158 full service banking branches that offer a full set of banking products to consumer, commercial and government customers. Our banking footprint spans Michigan, Indiana, California, Wisconsin, Ohio and contiguous states.

    We originate mortgages through a network of brokers and correspondents in all 50 states and our own loan officers, which includes our direct lending team, from 83 retail locations in 28 states and 3 call centers. We are also a leading national servicer of mortgage loans and provide complementary ancillary offerings including MSR lending, servicing advance lending and MSR recapture services.

Strategic Merger with New York Community Bancorp, Inc.

On April 26, 2021, it was announced that New York Community Bancorp, Inc. ("NYCB") and Flagstar had entered into a definitive merger agreement (the "Merger Agreement") under which the two companies will combine in an all stock merger. Under the terms of the Merger Agreement, Flagstar shareholders will receive 4.0151 shares of NYCB common stock for each Flagstar share they own. The combined company expects to have over $85 billion in assets and operate nearly 400 traditional branches in nine states and over 80 loan production offices across a 28 state footprint. On August 4, 2021, Flagstar's and NYCB's shareholders each voted in their respective special meetings of shareholders to approve the proposed business combination. The transaction is subject to customary closing conditions, including regulatory approvals.

Human Capital Management

Our culture is defined by our corporate values: Service, Trust, Accountability and Results ("STAR"). To continue to deliver on these values, we attract and retain talent by creating an inclusive, equitable, safe and healthy workplace. We strive to build and maintain high-performing teams and provide opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, and health and welfare programs. As of December 31, 2021, we had 5,395 FTE employees, compared to 5,214 FTE employees as of December 31, 2020.

Employee benefits and well-being. We provide a competitive, market-based compensation and benefits program to help meet the needs of our employees. In addition to salaries, these programs include annual bonuses or incentives based on individual and company performance metrics, equity-based incentives, a 401(k) Plan with employer matching contribution, numerous healthcare options, company-paid life insurance and disability benefits, the opportunity to receive an annual company contribution into a health savings account, flexible spending accounts, numerous voluntary plan offerings, paid time off (including self-selected time off for community involvement and wellness), and company-paid Employee Assistance Plan and financial counseling programs.

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

Diversity, equity and inclusion. A diverse workforce is critical to our long-term success. We strive to build and leverage a diverse, inclusive and engaged workforce that inspires all individuals to work together towards a common goal of superior business results by embracing the unique needs and objectives of our customers and community. We strive to achieve this by hiring great people who represent the talents, experiences, background and diversity of the communities we serve. Our commitment is reflected in the policies that govern our workforce, such as our Diversity Pledge and our Diversity, Equity and Inclusion Policy, and is evidenced in our recruiting strategies, diversity and inclusion training and ERGs, which are key to our efforts. Our ERGs provide our associates access to coaching, mentoring and professional development. As of December 31, 2021, our efforts have been focused on the following nine ERG groups within Flagstar: African American, Asian-Indian, Hispanic/Latino, LGBTQ, Military Veterans, Native American, People with Disabilities, Women and Young Professionals.

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

Competition

    We face substantial competition in attracting deposits along with originating and servicing loans. Our most direct competition for deposits has historically come from other savings banks, commercial banks and credit unions in our banking footprint. Money market funds, full-service securities brokerage firms and financial technology companies also compete with us for these funds. We compete for deposits by offering a broad range of high-quality customized banking services at competitive rates.

From a lending perspective, we compete with many institutions including commercial banks, national mortgage lenders, local savings banks, financial technology companies, credit unions and commercial lenders offering consumer and commercial loans. We compete by offering competitive interest rates, fees and other loan terms through efficient and customized service.

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

Subsidiaries

    We conduct business primarily through our wholly-owned bank subsidiary. In addition, the Bank has wholly-owned subsidiaries through which we conduct business or which are inactive. The Bank and its wholly-owned subsidiaries comprised nearly all our total assets at December 31, 2021. For further information, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards, Note 7 - Variable Interest Entities and Note 22 - Holding Company Only Financial Statements.

Regulation and Supervision

    The Bank is a federally chartered savings bank, subject to federal regulation and oversight by the OCC. We are also subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the extent permitted by law and the requirements established by the Federal Reserve. The Bank is also subject to the supervision of the CFPB, which regulates the offering and provision of consumer financial products or services under federal consumer financial laws. The OCC, FDIC and the CFPB may take regulatory enforcement actions if we do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against us, or any "institution-affiliated party", such as a director, officer, employee, agent or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. The FDIC has additional authority to terminate insurance of accounts, if after notice and hearing, we are found to have engaged in unsafe and unsound practices, including violations of applicable laws and regulations. The federal system of regulation and supervision establishes a comprehensive framework of activities in which to operate and is primarily intended for the protection of depositors and the FDIC's DIF rather than our shareholders.

    As a savings and loan holding company, we are required to comply with the rules and regulations of the Federal Reserve. We are required to file certain reports, and we are subject to examination by, and the enforcement authority of, the Federal Reserve. Under the federal securities laws, we are also subject to the rules and regulations of the SEC.

    Any change to laws and regulations, whether by the Regulatory Agencies or Congress, could have a materially adverse impact on our operations.

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

Holding Company Limitations on Capital Distributions. Our ability to make any capital distributions to our stockholders, including dividends and share repurchases, is subject to the oversight of the Federal Reserve and contingent upon their non-objection to such planned distributions which typically considers our capital adequacy, comprehensiveness and effectiveness of capital planning and the prudence of the proposed capital action.

    Volcker Rule. Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) required the federal financial regulatory agencies to adopt rules that prohibit banking entities, including federal savings associations and their affiliates, from engaging in proprietary trading and investing in and/or sponsoring certain "covered funds." In 2013, the agencies adopted rules to implement section 619. These rules, collectively with section 619, are commonly referred to as the "Volcker Rule." Compliance with the Volcker Rule generally has been required since July 21, 2015. Pursuant to the requirements of the Volcker Rule, we have established a standard compliance program based on the size and complexity of our operations, and we believe we are in compliance with the requirements.

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

    Collins Amendment. The Collins Amendment to the Dodd-Frank Act established minimum Tier 1 leverage and risk-based capital requirements for insured depository institutions, depository institution holding companies and non-bank financial companies that are supervised by the Federal Reserve. The minimum Tier 1 leverage and risk-based capital requirements are determined by the minimum ratios established by the federal banking agencies that apply to insured depository institutions under the prompt corrective action regulations. The Collins Amendment states that certain hybrid securities, such as trust preferred securities, may be included in Tier 1 capital for bank holding companies that had total assets below $15 billion as of December 31, 2009. As we had total assets below $15 billion as of December 31, 2009, the trust preferred securities classified as long-term debt on our balance sheet are included as Tier 1 capital while they are outstanding, unless we complete an acquisition of a depository institution holding company and we report total assets greater than $15 billion at the end of the quarter in which the acquisition occurs. At our present size, with total assets of $25.5 billion as of December 31, 2021, an acquisition of a depository holding company would likely cause our trust preferred securities totaling $247 million as of December 31, 2021 to no longer be included in Tier 1 capital and, therefore, to be included in Tier 2 capital.

Banking Regulation

    FDIC Insurance and Assessment. The FDIC insures the deposits of the Bank and such insurance is backed by the full faith and credit of the U.S. government through the DIF. The FDIC maintains the DIF by assessing each financial institution an insurance premium. The FDIC-defined deposit insurance assessment base for an insured depository institution is equal to its average consolidated total assets during the assessment period, minus average tangible equity.

    Affiliate Transaction Restrictions. The Bank is subject to the affiliate and insider transaction rules applicable to member banks of the Federal Reserve as well as additional limitations imposed by the OCC. These provisions prohibit or limit the Bank from extending credit to, or entering into certain transactions with, principal stockholders, directors and executive officers of the banking institution and certain of its affiliates. The Dodd-Frank Act imposed further restrictions on transactions with certain affiliates and extension of credit to principal stockholders, directors and executive officers.

    Limitation on Capital Distributions. The OCC and FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. An application to the OCC by the Bank may be required based on a number of factors including whether the Bank qualifies as an eligible savings association under the OCC rules and regulations, if the Bank would not be at least adequately capitalized following the distribution or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. In addition, as a subsidiary of a savings and loan holding company, a 30-day notice from the Bank must be provided to the FRB prior to declaring or paying any dividend to the holding company. Additional restrictions on dividends apply if the Bank fails the QTL test. To pass the QTL test, the Bank must hold more than 65 percent qualified thrift assets as a percent of its total portfolio assets in at least nine of the last twelve rolling months. As of December 31, 2021, the Bank has passed the QTL test in twelve of the last twelve months and remains in compliance.

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
•Allowing the Bank, as a federal savings association with less than $20 billion in total assets as of December 31, 2017, the option to elect to operate as a covered savings association (similar to a national bank) without changing its charter.

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

Pending Merger Risk Factors

Failure to complete the proposed merger with NYCB could negatively affect our stock price, our future business or our financial results.

If our pending merger with NYCB is not completed for any reason, our business may be adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including the following:

•We may experience negative reactions from the financial markets, including a lower stock price.
•We may experience negative reactions from vendors, customers or employees.
•We have incurred substantial expenses and may be required to pay certain costs relating to the merger, including legal, accounting, and other fees, whether or not the merger is completed.
•Our management team will have devoted substantial time and resources to matters relating to the merger and would otherwise have devoted their time and resources to other opportunities that may have been beneficial to us.

We will be subject to uncertainties while our merger with NYCB is pending, which could adversely affect our business.

Uncertainty about the effect of the merger on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers to seek to change their existing business relationships with us. Employee retention may be particularly challenging during this period, as employees may experience uncertainty about their roles with the surviving corporation following the merger. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course and to refrain from taking certain actions without NYCB’s consent. These restrictions may prevent us from pursuing business opportunities that may arise prior to the completion of the merger.

The Merger Agreement may be terminated and our merger with NYCB may not be completed.

The Merger Agreement is subject to a number of customary closing conditions, including the receipt of regulatory approvals. Conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed. In addition, we and/or NYCB may elect to terminate the Merger Agreement under certain circumstances. Furthermore, if the Merger Agreement is terminated by us under certain circumstances prior to April 24, 2022, as specified by the Merger Agreement, we will be required to pay a termination fee of $90 million to NYCB.

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

Before our pending merger with NYCB may be completed, NYCB must obtain certain federal and state regulatory approvals, including approval of the FRB, the FDIC, the New York Department of Financial Services or other applicable banking regulators and certain mortgage agencies. These regulators may impose conditions or place restrictions on the completion of the merger, and any such conditions or restrictions could have the effect of delaying completion of the merger or causing a termination of the Merger Agreement. There can be no assurance as to whether regulatory approvals will be received, the timing of those approval, or whether any conditions will be imposed.

Shareholder litigation could prevent or delay the closing of our pending merger with NYCB or otherwise negatively affect our business and operations.

We have incurred costs to date, and may continue to incur in connection with the defense or settlement of any shareholder lawsuits filed in connection with our pending merger with NYCB. The continued incurrence of such litigation costs could have an adverse effect on our financial condition and results of operations and could prevent or delay the consummation of the merger.

Because the market price of NYCB’s common stock may fluctuate, our shareholders cannot be certain of the precise value of the merger consideration they may receive in our proposed merger with NYCB.

At the time our pending merger with NYCB is completed, each issued and outstanding share of our common stock will be converted into the right to receive 4.0151 shares of NYCB’s common stock. There was or will be a time lapse between each of the date of the joint proxy statement/prospectus for the shareholders’ meeting to approve the merger and the date on which our shareholders entitled to receive shares of NYCB’s common stock will actually receive such shares. The market value of NYCB’s common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in NYCB’s and our businesses, operations and prospects, the recent volatility in the prices of securities in global financial markets, the effects of the COVID-19 pandemic and regulatory considerations. Many of these factors are outside of our and NYCB’s control. Consequently, at the time that our shareholders decided to approve the merger, they did not know the actual market value of the shares of NYCB’s common stock they will receive when the merger is completed. The actual value of the shares of NYCB’s common stock received by our shareholders will depend on the market value of shares of NYCB’s common stock at the time the merger is completed.

Market, Interest Rate, Credit and Liquidity Risk

Economic and general conditions in the markets in which we operate may adversely affect our business.

Our business and results of operations are affected by economic and market conditions, political uncertainty and social conditions, factors impacting the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, risks associated with an outbreak of a widespread epidemic or pandemic of disease (or widespread fear thereof), bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets and currencies, liquidity of the financial markets, the availability and cost of capital and credit, investor sentiment, housing supply and confidence in the financial markets, and the sustainability of economic growth. Deterioration of any of these conditions could adversely affect our business segments, the level of credit risk we have assumed, our capital levels, liquidity, and our results of operations. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including the ongoing invasion of Ukraine by Russia, terrorism or other geopolitical events.

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

Our banking business is concentrated in the Michigan market which represents 80% of our retail deposits. The economy in Michigan is largely impacted by the automotive industry. Conditions that negatively impact the automotive business including global shipping disruptions, challenges in the acquisition of raw materials, component parts and computer chips, labor shortages, and other supply chain disruptions could have a negative impact on our banking business.

Uncertainty and the changing circumstances caused by the COVID-19 pandemic are having varying effects on us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects are uncertain. The pandemic resulted in temporary or permanent closures of many businesses as well as the institution of social distancing and sheltering in place requirements in many states and communities. Although many restrictions have currently been lifted, additional virus variants and their potential impact remain uncertain and there is risk that restrictions could return in the future. As a result, the demand for our products and services may be negatively impacted. Our ongoing response to COVID-19 and our long-term effectiveness while working remotely could have a significant, lasting impact on our operations, financial condition and reputation. The extent to which COVID-19 impacts our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, changes to the economic landscape and competitive factors that may become permanent and actions taken by governmental authorities and other third parties in response to the pandemic.

The government response to the pandemic to support the economy has been significant including the CARES Act and subsequent government stimulus and COVID relief bills in late 2020 and throughout 2021. Although government intervention is intended to mitigate economic uncertainties, these programs may not be broad or specific enough to mitigate the economic risks of COVID-19 or may cause other economic impacts and uncertainty such as inflation, which may lead to adverse results.

We are subject to interest rate risk, which means changes in interest rates could adversely affect our profitability.

Our financial condition and results of operations could be significantly affected by changes in interest rates and the yield curve. Our financial results depend substantially on net interest income. Net interest income and mortgage related non-interest income represented 82 percent of our total revenue for the full year-ended December 31, 2021. As a result, changes in interest rates can have a material effect on many areas of our business, including net interest income, loan origination volume, and the value of our mortgage servicing rights.

Interest rates are sensitive to many factors that are beyond our control, including different economic conditions and policies of governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities.

We are asset sensitive at December 31, 2021, meaning that if interest rates increase, our net interest income may generally increase and therefore have a positive effect on our financial results. However, our mortgage business, and therefore noninterest income, is likely to decrease with higher interest rates. Furthermore, asymmetrical changes in interest rates, such as if short-term rates increase at a slower rate than long-term rates, could add to the adverse effect on our profitability as the anticipated increase in net interest income will not be realized as quickly as the decrease in mortgage-related revenue. Any substantial or unexpected changes in market interest rates could have an adverse impact on our business and the financial condition and results of operations.

See MD&A - Market Risk for our net interest income sensitivity testing.

Rising mortgage rates and adverse changes in mortgage market conditions could reduce mortgage revenue.

In 2021, approximately 69 percent of our revenue was derived from our Mortgage Origination segment which includes activities related to the origination and sale of residential mortgages. The residential real estate mortgage lending business is sensitive to changes in interest rates, especially long-term interest rates. Lower interest rates generally increase the volume of mortgage originations, while higher interest rates generally cause that volume to decrease. Therefore, our mortgage performance is typically correlated to fluctuations in interest rates, primarily the 10-year U.S. Treasury rate. Historically, mortgage origination volume and sales for the Bank and for other financial institutions have risen and fallen in response to these and other factors. An increase in interest rates and/or a decrease in our mortgage production volume could have a materially adverse effect on our operating results. The 10-year U.S. Treasury rate was 1.52 percent at December 31, 2021, and averaged 1.44 percent during 2021, 55 basis points higher than average rates experienced during 2020. The sustained lower rates experienced throughout 2021 positively impacted the mortgage market including our loan origination volume and refinancing activity, which may not persist.

In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and investor yield requirements for these loans. These conditions may fluctuate or worsen in the future. Adverse market conditions, including increased volatility, changes in interest rates and mortgage spreads and reduced market demand, could result in greater risk in retaining mortgage loans pending their sale to investors. A prolonged period of secondary market illiquidity may result in a reduction of our loan mortgage production volume and could have a materially adverse effect on our financial condition and results of operations.

Our mortgage origination business is also subject to the cyclical and seasonal trends of the real estate market. The cyclical nature of our industry could lead to periods of growth in the mortgage and real estate markets followed by periods of declines and losses in such markets. Seasonal trends have historically reflected the general patterns of residential and commercial real estate sales, which typically peak in the spring and summer seasons. One of the primary influences on our mortgage business is the aggregate demand for mortgage loans, which is affected by prevailing interest rates, housing supply and demand, residential construction trends, and overall economic conditions. If we are unable to respond to the cyclical nature of our industry by appropriately adjusting our operations or relying on the strength of our other product offerings during cyclical downturns, our business, financial condition, and results of operations could be adversely affected.

Additionally, the fair value of our MSRs is highly sensitive to changes in interest rates and changes in market implied interest rate volatility. Decreases in interest rates can trigger an increase in actual repayments and market expectation for higher levels of repayments in the future which have a negative impact on MSR fair value. Conversely, higher rates typically drive lower repayments which results in an increase in the MSR fair value. We utilize derivatives to manage the impact of changes in the fair value of the MSRs. We may have basis risk and our risk management strategies, which rely on assumptions or projections, may not adequately mitigate the impact of changes in interest rates, interest rate volatility, convexity, credit spreads, or prepayment speeds, and, as a result, the change in the fair value of MSRs may negatively impact earnings.

In addition, the Federal Reserve continues to use quantitative easing programs, including buying longer duration securities, resulting in disruptions to the mortgage-backed securities market. There is a risk that the Federal Reserve may take additional actions in the future or elect to stop their current actions, or reduce their balance sheet through sales, which could disrupt the market and have an adverse impact on our mortgage gain on sale or other financial results. Further, the impact of these actions has caused the financial instruments we use to manage our interest rate and market risks to be less effective at times, which could have a materially adverse impact on our operations and financial condition.

Mortgage forbearance levels and delayed foreclosures due to federal legislation could result in a decrease in service fee income and an increase in service costs.

We have provided mortgage forbearance in accordance with federal legislation for single-family, federally backed mortgages, such as those that we service which underlie our mortgage servicing rights, and have chosen to provide additional forbearance we believe are in the best interests of borrowers. In addition, we waived fees for an extended time period in the early portion of the pandemic as customers dealt with the crisis, which we may again do in the future. Additionally, as many borrowers exit forbearance, strain may be placed on our operations. These factors individually or in combination could result in a reduction in servicing fee income and a higher cost to service. Our actions could result in financial, operational, credit, enforcement and compliance risk as we navigate government requirements and our ability to modify our systems to account for these changes while maintaining an adequate internal control structure.

We are not aging receivables for customers who have been granted a payment holiday, payment deferral, or forbearance. Therefore, there is a risk that after the forbearance period is complete, customers may still be unable to make their payments, resulting in delinquencies at a higher rate than what is typical and a higher percentage of loans in nonaccrual status. Additionally, for consumer loans, current payments typically provide the primary evidence of a borrower’s ability and intent to repay the loan. Therefore, during the forbearance, deferral, or payment holiday period we may not be able to discern which loans can be repaid and which require timely action to manage the potential for loss to a lower level. Consequently, when a borrower is unable to repay the loan, our losses could be higher than we have experienced in the past or that are contemplated in our ACL.

See MD&A - Payment Deferrals for details on borrowers currently participating in a forbearance program.

We are highly dependent on the Agencies to buy mortgage loans that we originate. Changes in these entities and changes in the manner or volume of loans they purchase or their current roles could adversely affect our business, financial condition and results of operations.

We generate mortgage revenues primarily from gains on the sale of single-family residential loans pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and other investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. During the year-ended December 31, 2021, we sold approximately 67 percent of our mortgage loans originated to Fannie Mae and Freddie Mac and 11 percent to Ginnie Mae. Any future changes in these programs, our eligibility to participate in such programs, their concentration limits with respect to loans purchased from us, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, result in a lower volume of corresponding loan originations or other administrative costs which may have a materially adverse effect on our results of operations or could cause us to take other actions that would be materially detrimental.

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

We originate non-conforming and other nonqualifying residential mortgage loans, including "jumbo" and non-owner-occupied residential mortgage loans for sale into the private loan securitization market through a 144A offering and through whole loan sales. Demand for these loans or securities can change based on economic conditions which may adversely impact our ability to sell them.

Jumbo residential mortgage loans have principal balances that exceed the applicable conforming loan limits, as specified by the FHFA, known as the National Conforming Loan Limit ("Jumbo Loans"). We originate Jumbo Loans and hold these loans in our HFS portfolio prior to sale. Jumbo Loans, non-owner occupied loans, and other nonqualifying residential mortgage loans tend to be less liquid than conforming loans, which may make it more difficult for us to sell these loans if investor demand decreases. If we are unable to sell these loans, they remain in our HFS portfolio and we retain the pricing and credit risk. Further, these loans remain on the balance sheet utilizing capital which could impact our overall balance sheet management strategy.

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

On July 27, 2017, the United Kingdom Financial Conduct Authority ("FCA"), which oversees LIBOR, formally announced that it could not assure the continued existence of LIBOR in its current form beyond the end of 2021 and that an orderly transition process to one or more alternative benchmarks should begin. In June 2017, the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions organized by the Federal Reserve, announced that it had selected a modified version of the unpublished Broad Treasuries Financing Rate as the preferred alternative reference rate for U.S. dollar obligations. This rate, now referred to as "SOFR", which was first published during the beginning of 2018, is based on actual transactions in certain portions of overnight repurchase agreement markets for certain U.S. Treasury obligations.

In November 2020, the FCA announced that it would continue to publish LIBOR rates through June 30, 2023. It is unclear whether, or in what form, LIBOR will continue to exist after that date. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, revenue and expenses associated with interest rates and underlying valuation assumptions on our loans, deposits, obligations, derivatives, and other financial instruments tied to LIBOR rates and models that utilize LIBOR curves may be adversely affected. Additionally, there continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of SOFR or other alternative benchmark rates. The characteristics of these new rates are not identical to the benchmarks they seek to replace, will not produce the exact economic equivalent as those benchmarks, and may perform differently in a variety of market conditions compared to those benchmarks. We could also become subject to litigation and other types of disputes as a consequence of the transition from LIBOR to SOFR or another alternative reference rate, which could subject us to increased legal expenses, payment of monetary damages and reputational harm.

To effectively manage our MSR concentration risk, we may have to sell our MSRs when market conditions are not optimal or hold MSRs at a level which is punitive to our Common Equity Tier 1 capital (CET1) under Basel III.

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

As of December 31, 2021, we had $392 million in MSRs and an MSR to Common Equity Tier 1 Capital ratio of 15.3 percent. We produced, on average, approximately $67.25 million of new MSRs per quarter in 2021 and we expect to continue to generate MSRs going forward. Considering the volume of MSRs that we generate, we sell MSRs from time to time to manage the concentration of this asset. In 2021, we sold $164 million in MSRs to third-parties and also delivered $9 billion of outstanding principal via flow sale arrangements, in which Flagstar assigns the servicing right to a third-party investor at the time of sale and the rights, risks, and rewards of holding the MSR asset are never titled in the name of Flagstar. While our established plan to manage our MSR concentration incorporates our production volumes and required sales, no assurance can be given that we will be able to do so at times and prices that we believe appropriate. Additionally, to manage our MSR concentration, we may have to sell our MSRs at a price less than their fair value due to market constraints present at the time of sale which could have an adverse effect on our financial condition and results of operations.

Refer to MD&A - Regulatory Capital Simplification and Note 18 for more detail.

Our ACL could be too low to sufficiently cover future credit losses. Our estimate of expected lifetime credit losses is imperfect and requires significant management judgment.

Our ACL, which reflects our estimate of expected lifetime losses in the HFI loan portfolio and our reserve for unfunded commitments, at December 31, 2021, may not be sufficient to cover actual future credit losses. If this allowance is insufficient, future provisions for credit losses could adversely affect our financial condition and results of operations. We attempt to limit the risk that borrowers will fail to repay loans by carefully underwriting our loans; but losses nevertheless occur in the ordinary course of business. We establish an allowance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The determination of an appropriate level of allowance is a subjective process that requires significant management judgment, including determination of the reasonable and supportable forecast period, forecasting economic conditions and the qualitative assessment of how the forecasted economic conditions impacts each loan portfolio. New information regarding existing loans, identification of additional problem loans, failure of borrowers and guarantors to perform in accordance with the terms of their loans, and other factors, both within and outside of our control, may require an increase in the ACL. Moreover, our regulators, as part of their supervisory function, periodically review our ACL and may recommend we increase the amount of our ACL based upon their judgment, which may be different from that of Management.

Our ACL calculations include a reasonable and supportable two year forecast period which reverts to the long-term historical average over one year. Inaccuracies in our forecast or future changes in economic conditions could cause actual results to differ materially from the forecast used in our calculations and our credit loss provision may increase or our ACL may not be sufficient to cover losses sustained, particularly for the impacted industries.

The current pandemic has resulted in the environment changing rapidly resulting in the increased risk of inaccurate forecasts because they depend upon significant judgments and estimates, which can be even more challenging in an environment of uncertainty. Furthermore, the significance of government stimulus and related programs may make forecasting economic conditions more challenging and potentially less consistent with historical data. The calculation for ACL is complex and the associated risk could negatively impact our results of operations and may place stress on our internal controls over financial reporting.

Concentration of loans held-for-investment in certain geographic locations and markets may increase the magnitude of potential losses should defaults occur.

Our HFI residential mortgage loan portfolio is geographically concentrated in certain states, including California and Michigan which comprise approximately 55 percent of the portfolio. In addition, our commercial loan portfolio has a concentration of Michigan-lending relationships. Approximately 41 percent of our CRE loans are collateralized by properties in Michigan, and 30 percent of our C&I borrowers are located in Michigan. These concentrations have made, and will continue to make, our loan portfolio susceptible to downturns in these local economies and the real estate and mortgage markets in these areas. Adverse conditions that are beyond our control may affect these areas, including unemployment, inflation, recession, natural disasters, declining property values, municipal bankruptcies and other factors which could increase both the probability and severity of defaults in our loan portfolio, reduce our ability to generate new loans and negatively affect our financial results.

Our home builder finance portfolio had $1.0 billion in outstanding loan commitments at December 31, 2021. The home builder lending portfolio contains secured and unsecured loans within our CRE and C&I portfolios. Our lending platform originates loans throughout the U.S., with regional offices in Houston, Phoenix and Denver. Our home builder lending business may be impacted by overall economic conditions in the areas builders operate as well as new home construction rates and trends.

Concentration of loans held-for-investment to specific borrowers may increase the magnitude of potential losses should defaults occur.

Commercial loans, excluding our warehouse loans, generally expose us to a greater risk of nonpayment and loss than residential real estate loans due to the more complex nature of underwriting. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. At December 31, 2021, our largest CRE and C&I borrowers had outstanding loans of $175 million and $107 million, respectively. Further, we have commitments up to $185 million in our CRE and C&I portfolios. As such, a default by one of our larger borrowers could result in a significant loss relative to our ACL. Additionally, secured loans, including residential and commercial real estate, may experience changes in the underlying collateral value due to adverse market conditions which could result in increased charge-offs in the event of a loan default.

At December 31, 2021, our adjustable-rate warehouse lines of credit granted to other mortgage lenders was $12 billion of which $5 billion was outstanding. There may be risks associated with the mortgage lenders that borrow from the Bank, including credit risk, inadequate underwriting, and potential fraud against the Bank. At December 31, 2021, our largest borrower had an outstanding balance of $274 million. A default by one of our larger warehouse borrowers could result in a significant loss relative to our ACL. Additionally, adverse changes to industry competition, mortgage demand and the interest rate environment may have a negative impact on warehouse lending.

Liquidity risk may affect our ability to meet obligations and impact our ability to grow our business.

We require substantial liquidity to repay our customers' deposits, fulfill loan demand, meet borrowing obligations, and fund our operations under both normal and unforeseen circumstances which may cause liquidity stress. Our liquidity could be impaired by our inability to access the capital markets or unforeseen outflows of deposits. Our access to and cost of liquidity is dependent on various factors including, but not limited to, declining financial results; balance sheet and financial leverage; disruptions in the capital markets; counterparty availability; interest rate fluctuations; general economic conditions; and legal, regulatory, accounting and tax environments governing funding transactions. A material deterioration in these factors could result in a downgrade of our credit or servicer standing with counterparties or collateral advance rates, resulting in higher cash outflows which could require us to raise capital or obtain additional access to liquidity. If we are restricted from accessing certain funding sources by our regulators, are unable to arrange for new financing on acceptable terms, or default on any of the covenants imposed upon us by our borrowing facilities, then we may have to limit our growth, reduce the number of loans we are able to originate, or take actions that could have other negative effects on our operations.

We are a holding company and are, therefore, dependent on the Bank for funding of obligations.

As a holding company with no significant assets other than the capital stock of the Bank and cash on hand, our ability to service our debt, including interest payments on our senior notes and trust preferred securities; pay dividends; repurchase shares of our common stock; pay for certain services we purchase from the Bank; and cover other operating expenses, depend upon available cash on hand and the receipt of dividends from the Bank. The holding company had cash and cash equivalents of $213.2 million at December 31, 2021, to meet future cash needs, dividend payments, share repurchases, and debt service coverage. Operating expenses, which include costs paid to the Bank, totaled $24 million for the year-ended December 31, 2021. The declaration and payment of dividends by the Bank on all classes of its capital stock are subject to the discretion of the Bank's Board of Directors and to applicable regulatory and legal limitations. If the Bank does not, or cannot, make sufficient dividend payments to us, we may not be able to service or repay our debt when it comes due, which could have a materially adverse effect on our financial condition and results of operations or could cause us to take other actions which could be materially detrimental to our shareholders.

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

The Company and other large financial institutions may become subject to increased scrutiny and more extensive or intense legal, regulatory and supervisory requirements than under the previous presidential and congressional administration. In addition, changes in key personnel at the agencies that regulate the Company, including the federal banking regulators, may result in differing interpretations of existing rules and guidelines and potentially more stringent enforcement and more severe penalties.

Additionally, the CARES Act was passed quickly and regulators rapidly issued clarifying guidance and operationalized programs, such as the PPP. As a result, there is risk that subsequent interpretations of guidance or aggressive assertions of wrongdoing in regards to laws, regulations, or applications of guidance could cause an adverse impact to our financial results or our internal controls. We also may face an increased risk of client disputes, litigation and governmental as well as regulatory scrutiny as a result of the effects of COVID-19 on economic and market conditions.

Operational Risk

A failure of our information technology systems could cause operational losses and damage to our reputation.

Our businesses are increasingly dependent on our ability to process, record and monitor a large number of complex transactions and data efficiently and accurately. If any of our internal information technology systems fail, we may be unable to conduct business for a period of time, which may impact our financial results if that interruption is sustained. In addition, our reputation with our customers or business partners may suffer, which could have a further, long-term impact on our financial results.

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

Because we conduct part of our business over the internet and outsource a significant number of our critical functions, including IT, to third parties, our operations depend on our third-party service providers to maintain and operate their own technology systems. To the extent these third parties’ systems fail, despite our monitoring and contingency plans, we may be unable to conduct business or provide certain services, and we may face financial and reputational losses as a result.

We face operational risks due to the high volume and the high dollar value of transactions we process.

We rely on the ability of our employees and systems to process a wide variety of transactions. Many of the transactions we process may be of high dollar value, such as those related to mortgage lending and warehouse advances. In 2021, we originated a total of $50 billion in residential mortgage loans and processed $131 billion of warehouse lending advances. We face operational risk from, but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions, errors relating to transaction processing and technology, breaches of our internal control systems or failures of those of our suppliers or counterparties, compliance failures, cyber-attacks, technology failures, system failures, vendor failures, unforeseen problems related to system implementations or upgrades, business continuation and disaster recovery issues, and other external events. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. The occurrence of any of these events could result in a financial loss, regulatory action or damage to our reputation.

We may lose market share if we are not able to respond to technological change and introduce new products and services.

Financial products and services have become increasingly dependent on technology. We may not be able to respond to technological innovations as quickly as our competitors do. Certain of our competitors are making significantly greater investments and allocating significantly more in financial resources toward technological innovations and digital offerings than we historically have. Our ability to meet the needs of our customers and introduce competitive products in a cost-efficient manner depends on our responsiveness to technological advances, investment in new technology as it becomes available, and obtaining and maintaining related essential personnel. Furthermore, the introduction of new technologies and products, by financial technology companies and platforms may adversely affect our ability to maintain our customer base, obtain new customers or successfully grow our business. The failure to respond to the product demands of our customers, due to cost, proficiency, technology, the way we conduct business or otherwise could have a materially adverse impact on our business and, therefore, on our financial condition and results of operations.

We collect, store and transfer our customers’ and employees' personally identifiable information and other sensitive information. Any cybersecurity attack or other compromise to the security of that information, our computer systems or networks, or the systems or networks of third-party providers upon which we rely, could adversely impact our business and financial condition.

As a part of conducting our business, we receive, transmit and store a large volume of personally identifiable information and other sensitive data either on our network, in the cloud, or on third party networks and systems. We, and our third-party providers, have been in the past and may in the future be subject to cybersecurity attacks. We, and our third-party providers, are regularly the subject of attempted attacks and the ability of the attackers continues to grow in sophistication. Further, we may not know that an attack occurred until well after the event. Even after discovering an attempt or breach occurred, we may not know the extent of the impact of the attack for some period of time. Such attacks may interrupt our business or compromise the sensitive data of our customers and employees. There can be no assurance that a cybersecurity incident will not have a material impact on our business in the future. As a result, we could suffer material financial and reputational losses in the future from any of these or other types of attacks or the public perception that such an attack on our systems or those of our vendors has been successful, whether or not this perception is correct.

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

The COVID-19 pandemic has resulted in the Bank instituting a work-from-home policy for all staff that are able to work remotely, exposing us to increased cybersecurity risk. Many of our employees are likely to continue working remotely on a full-time or part-time basis in the future. Increased levels of remote access may create additional opportunities for cyber criminals to exploit vulnerabilities. We have observed an increase in attempted malicious activity from third parties directed at the Bank and employees may be more susceptible to phishing and social engineering attempts due to increased stress caused by the crisis and from balancing family as well as work responsibilities at home, such as attempts to obtain personally identifiable information. Cybercriminals may be opportunistic about fears about COVID-19 and the higher number of people accessing the network remotely by including malware in emails that appear to include documents providing legitimate information for protecting oneself from COVID-19. The Bank may also be exposed to this risk if the operations of any of its vendors that provide critical services to the Bank are adversely impacted by cyberattacks. Furthermore, with the increased use of virtual private network (“VPN”) servers, there is a risk of security misconfiguration in VPNs resulting in exposing sensitive information on the internet. A significant and sustained malware or other cybersecurity attack targeted at the Bank or any of its vendors that provide critical services to the Bank could have a materially adverse impact on our financial condition and our ability to conduct our overall operations.

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

As employees return to work and business is conducted in-person with customers, employees and customers could be exposed to COVID-19. Although the Bank believes it has taken the appropriate precautionary measures against the spread of COVID-19 to keep our employees and customers safe, the actions we have taken may not be adequate and may expose us to additional liability.

We may be terminated as a servicer or subservicer or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

Servicing revenue makes up approximately 23 percent of our total revenue and the business contributed approximately $6 billion in average custodial deposits during 2021. At December 31, 2021, we had relationships with ten owners of MSRs, excluding ourselves, for which we act as subservicer for the mortgage loans they own. Due to the limited number of relationships, discontinuation of existing agreements with those third parties or adverse changes in contractual terms could have a significant negative impact to our mortgage servicing revenue. The terms and conditions in which a master servicer may terminate subservicing contracts are broad and could be exercised at the discretion of the master servicer without requiring cause. Additionally, the master servicer directs the oversight of custodial deposits associated with serviced loans and, to the extent allowable, could choose to transfer the oversight of the Bank's custodial deposits to another depository institution. Further, as servicer or subservicer of loans, we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

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

Our representation and warranty reserve, which is based on an estimate of probable future losses, was $4 million at December 31, 2021. The pipeline represents the UPB for loans the Agencies identified as potentially needing to be repurchased, and the estimated probable loss associated with these loans is included in the reserve. While we believe the level of the reserve to be appropriate, the reserve may not be adequate to cover losses for loans that we have sold or securitized for which we may be subsequently required to repurchase, pay fines or fees, or indemnify purchasers and insurers because of violations of customary representations and warranties. Additionally, the pipeline could increase substantially without warning. Our regulators, as part of their supervisory function, may review our representation and warranty reserve for losses and may recommend or require us to increase our reserve, based upon their judgment, which may differ from that of Management.

We utilize third-party mortgage originators which subjects us to strategic, reputation, compliance, and operational risk.

In 2021, approximately 66 percent of our residential first mortgage volume depended upon the use of third-party mortgage originators, i.e. mortgage brokers and correspondent lenders, who are not our employees. These third parties originate mortgages or provide services to many different banks and other entities. Accordingly, they may have relationships with, or loyalties to, such banks and other parties that are different from those they have with or to us. Failure to maintain good relations with such third-party mortgage originators could have a negative impact on our market share which would negatively impact our results of operations.

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

The Equal Credit Opportunity Act, The Consumer Protection Act and the Fair Housing Act prohibit discriminatory and other lending practices by lenders, including financial institutions. Mortgage and consumer lending practices raise compliance risks resulting from the detailed and complex nature of mortgage and consumer lending laws and regulations imposed by federal Regulatory Agencies as well as the relatively independent and diverse operating channels in which loans are originated. As we originate loans through various channels, we, and our third-party originators, are especially impacted by these laws and regulations and are required to implement appropriate policies and procedures to help ensure compliance with fair lending laws and regulations and to avoid lending practices that result in the disparate treatment of, or disparate impact to, borrowers across our various locations under multiple channels. Failure to comply with these laws and regulations, by us, or our third-party originators, could result in the Bank being liable for damages to individual borrowers, changes in business practices, or other imposed penalties.

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

For further information, see Note 19 - Legal Proceedings, Contingencies and Commitments.

We may be required to pay interest on certain mortgage escrow accounts in accordance with certain state laws despite the Federal preemption under the National Bank Act.

In 2018, the Ninth Circuit Federal Court of Appeals held that California state law requiring mortgage servicers to pay interest on certain mortgage escrow accounts was not, as a matter of law, preempted by the National Bank Act (Lusnak v. Bank of America). This ruling goes against the position that regulators, national banks, and other federally-chartered financial institutions have taken regarding the preemption of state-law mortgage escrow interest requirements. The opinion issued by the Ninth Circuit Federal Court of Appeals is legal precedent only in certain parts of the western United States. We are defending similar litigation in California, and are currently appealing a federal district court judgment against us in that case to the Ninth Circuit. We are arguing that the Lusnak case was wrongly decided; we believe our situation can be distinguished from Lusnak as a matter of law and California’s interest on escrow law should be preempted as a matter of fact. If the Ninth Circuit’s holding is more broadly adopted by other Federal Circuits, including those covering states that currently have enacted, or in the future may enact, statutes requiring the payment of interest on escrow balances or if we would be required to retroactively credit interest on escrow funds, the Company’s earnings could be adversely affected.

Loss of certain personnel, including key members of the Company's management team, and increasing competition for talent could adversely affect the Company.

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

The ability to attract and retain talented and diverse employees is an increasingly competitive factor in our industry. This factor presents greater risk when we are expanding into new markets, developing new product lines, or significantly enhancing staffing in certain areas, particularly technology. This competition leads to increased expenses in affected business areas. In addition, the transition to increased work-from-home, which is likely to survive the COVID-19 pandemic for many companies, may exacerbate the challenges of attracting and retaining talented and diverse employees as job markets may be less constrained by physical geography. Limitations on the manner in which regulated financial institutions can compensate their officers and employees, including those contained in pending rule proposals implementing requirements of Dodd-Frank, may make it more difficult for regulated financial institutions, including us, to compete with unregulated companies for talent.

ITEM 1B. UNRESOLVED STAFF COMMENTS

    None.

ITEM 2. PROPERTIES

    Flagstar's headquarters is located in Troy, Michigan at 5151 Corporate Drive, and we have a regional operations office in Jackson, Michigan. We own both our headquarters and our regional operations office.

As of December 31, 2021, we operated 158 bank branches in the following states:

	Owned	Leased	Total	Free-Standing Office Building	In-Store Banking Center	Buildings with Other Tenants	Total
Michigan	86	28	114	89	2	23	114
Indiana	27	5	32	31	—	1	32
California	7	1	8	8	—	—	8
Wisconsin	3	—	3	3	—	—	3
Ohio	1	—	1	1	—	—	1
Total	124	34	158	132	2	24	158

    We also have 117 retail mortgage locations, 3 wholesale lending offices and 13 commercial lending offices located throughout 28 states. These locations are primarily leased.

ITEM 3. LEGAL PROCEEDINGS

    See Legal Proceedings in Note 19 - Legal Proceedings, Contingencies and Commitments to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

    Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES

    Our common stock trades on the NYSE under the trading symbol "FBC". At December 31, 2021, there were 53,197,650 shares of our common stock outstanding held by 22,274 stockholders of record.

Dividends

    On January 19, 2022, the Company announced that its Board declared a quarterly common stock dividend of $0.06, to be paid February 17, 2022. The Company's dividends are subject to the Board's approval on a quarterly basis.

Sale of Unregistered Securities

    The Company made no unregistered sales of its equity securities during the quarter ended December 31, 2021.

Issuer Purchases of Equity Securities

    The Company made no purchases of unregistered securities during the quarter ended December 31, 2021.

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

Performance Graph

CUMULATIVE TOTAL STOCKHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
DECEMBER 31, 2016 THROUGH DECEMBER 31, 2021

200
180
160
140
120
100
80
Relative Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Flagstar Bancorp
Nasdaq Financial
Nasdaq Bank
S&P Small Cap 600
Russell 2000

	Flagstar Bancorp	Nasdaq Financial	Nasdaq Bank	S&P Small Cap 600	Russell 2000
12/31/2016	100	100	100	100	100
12/31/2017	139	113	104	112	113
12/31/2018	98	101	85	101	99
12/31/2019	142	128	103	122	123
12/31/2020	151	129	92	134	146
12/31/2021	178	161	129	167	165

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the year-ended December 31, 2021. This should be read in conjunction with our Consolidated Financial Statements and related notes filed with this report in Part II, Item 8. Financial Statements and Supplementary Data.

We have omitted discussion of 2020 results where it would be redundant to the discussion previously included in Part II, Item 7 of our 2020 Annual Report on Form 10-K.

Results of Operations

    The following table summarizes our results of operations for the periods indicated:

	For the Years Ended December 31,
	2021	2020	Change 2021 vs. 2020
	(Dollars in millions except share data)
Net interest income	$747	$685	$62
(Benefit) provision for loan losses	(112)	149	(261)
Total noninterest income	1,044	1,310	(266)
Total noninterest expense	1,213	1,142	71
Provision for income taxes	157	166	(9)
Net income	$533	$538	$(5)
Income per share:
Basic	$10.10	$9.59	$0.51
Diluted	$9.96	$9.52	$0.44
Weighted average shares outstanding:
Basic	52,792,931	56,094,542	(3,301,611)
Diluted	53,519,086	56,505,813	(2,986,727)

The following table summarizes our adjusted results of operations(1):

	For the Years Ended December 31,
	2021	2020	Change 2021 vs. 2020
	(Dollars in millions except share data)
Net interest income	$747	$685	$62
(Benefit) provision for loan losses	(112)	149	(261)
Total noninterest income	1,044	1,310	(266)
Total noninterest expense	1,168	1,142	26
Provision for income taxes	167	166	1
Net income	$568	$538	$30
Income per share:
Basic	$10.75	$9.59	$1.16
Diluted	$10.60	$9.52	$1.08
Weighted average shares outstanding:
Basic	52,792,931	56,094,542	(3,301,611)
Diluted	53,519,086	56,505,813	(2,986,727)
(1) For further information, see Use of Non-GAAP Financial Measures.

The following table summarizes certain selected ratios and statistics for the periods indicated:

	For the Years Ended/As of December 31,
	2021	2020	Change 2021 vs. 2020
Selected Ratios:
Interest rate spread (1)	2.72%	2.40%	0.32%
Net interest margin	2.92%	2.80%	0.12%
Adjusted net interest margin (2)	3.03%	2.91%	0.12%
Return on average assets	1.89%	2.00%	(0.11)%
Adjusted return on average assets (2)	2.01%	2.00%	0.01%
Return on average common equity	21.21%	26.21%	(5.00)%
Return on average tangible common equity (3)	22.94%	29.00%	(6.06)%
Adjusted return on average tangible common equity (3)	25.25%	29.00%	(3.75)%
Common equity-to-assets ratio	10.67%	7.09%	3.58%
Common equity-to-assets ratio (average for the period)	8.92%	7.63%	1.29%
Efficiency ratio	67.7%	57.2%	10.5%
Adjusted efficiency ratio (2)	65.8%	56.9%	8.9%
Selected Statistics:
Book value per common share	51.09	41.79	9.30
Tangible book value per share (3)	48.33	38.80	9.53
Number of common shares outstanding	53,197,650	52,656,067	541,583
(1)Interest rate spread is the difference between the yield earned on average interest-earning assets for the period and the rate of interest paid on average interest-bearing liabilities.
(2)See Use of Non-GAAP Financial Measures for further information.
(3)    Excludes goodwill, intangible assets and associated amortization. See Non-GAAP Reconciliation for further information.

The year-ended December 31, 2021 resulted in net income of $533 million, or $9.96 per diluted share compared to 2020 net income of $538 million, or $9.52 per diluted share. Adjusted 2021 net income was $568 million, or $10.60 per diluted share, when adjusting for the pre-tax impact of the $35 million DOJ settlement expense and $20 million of merger related expenses, partially offset by a $10 million reduction of our former CEO SERP liability.

    On an adjusted basis, 2021 annual net income grew 5 percent, driven by favorable net interest income and the provision for loan loss benefit, as a result of decreasing the ACL compared to 2020 when we increased the ACL.

Net interest income grew $62 million, or 9 percent compared to the prior year, driven by growth in average interest-earning assets of $1.2 billion, or 5 percent, and the net interest margin improvement of 12 basis points. Asset growth was led by our warehouse lending portfolio, which increased $0.9 billion, or 19 percent, and growth in our loans held-for-sale portfolio of $1.6 billion, or 29 percent. This loan growth was driven by the continued strong mortgage market and growth in our warehouse market share as compared to 2020. This growth was supported by a $1.1 billion, or 6 percent increase in average total deposits, led primarily by a $1.0 billion, or 14 percent, increase in low cost DDA and savings deposits.

Our benefit for credit losses for the year-ended December 31, 2021 was $112 million, compared to a provision for credit losses of $149 million in the same period of 2020. Our 2021 benefit was driven by improved economic forecasts and a reduction in qualitative reserves, reflecting the performance of our portfolio as our borrowers recovered from the impacts of the pandemic, resulting in low levels of loans in forbearance, low amounts of nonaccrual loans and no delinquent performing commercial loans at December 31, 2021. We had increased our ACL in 2020 as a result of our forecast of economic conditions brought on by the COVID-19 pandemic, especially as it related to CRE and C&I loans expected to be most impacted by the pandemic.

Net gain on sales decreased $316 million, or 33 percent as a result of a $7.1 billion, or 14 percent decrease in FOAL along with a 40 basis point decrease in margin. The reduction in FOAL reflects a reduction in the mortgage market in the second half of 2021, which elevated competitive factors that also drove lower gain on sales margins.

We subserviced 1.0 million accounts as of December 31, 2021, 0.2 million, or 19 percent higher compared to the prior year. This growth was driven by expanding our existing subservicing relationships along with adding new customers. Loan administration income increased $37 million, driven primarily by a decline in LIBOR-based fees paid to subservicing customers on custodial deposits along with $14 million higher subservice fee income due to an increase in the average number of loans being subserviced and an increase in the number of loans past due as a result of forbearance which are charged a higher servicing rate. The servicing business generates custodial deposits which are used as a low-cost funding source to support loan growth. Custodial deposits decreased $0.3 billion for the year-ended December 31, 2021 compared to the year-ended December 31, 2020 driven by lower loan prepayment activity.

Net Interest Income

    The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	For the Years Ended December 31,
	2021			2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$7,146	$218	3.05%	$5,542	$184	3.33%
Loans held-for-investment
Residential first mortgage	1,822	59	3.21%	2,704	92	3.36%
Home equity	722	26	3.66%	965	39	4.01%
Indirect-lending and other unsecured	1,137	55	4.79%	912	49	5.38%
Total consumer loans	3,681	140	3.79%	4,581	180	3.90%
Commercial real estate	3,159	109	3.40%	3,030	116	3.77%
Commercial and industrial	1,437	53	3.63%	1,692	63	3.65%
Warehouse lending	5,583	216	3.82%	4,694	190	3.98%
Total commercial loans	10,179	378	3.66%	9,416	369	3.86%
Total loans held-for-investment (1)	13,860	518	3.70%	13,997	549	3.87%
Loans with government guarantees	2,156	28	1.29%	1,571	15	1.04%
Investment securities	2,123	46	2.16%	2,943	70	2.37%
Interest-earning deposits	306	—	0.15%	378	1	0.33%
Total interest-earning assets	$25,591	$810	3.14%	$24,431	$819	3.33%
Other assets	2,605			2,477
Total assets	$28,196			$26,908
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,707	$1	0.06%	$1,763	$6	0.27%
Savings deposits	4,097	6	0.14%	3,597	19	0.52%
Money market deposits	804	1	0.08%	707	1	0.15%
Certificates of deposit	1,107	6	0.65%	1,831	32	1.83%
Total retail deposits	7,715	14	0.19%	7,898	58	0.73%
Government deposits	1,930	4	0.19%	1,301	7	0.56%
Wholesale deposits and other	1,196	14	1.18%	821	16	1.94%
Total interest-bearing deposits	10,841	32	0.30%	10,020	81	0.81%
Short-term FHLB advances and other	2,296	4	0.18%	2,807	16	0.58%
Long-term FHLB advances	1,287	13	0.96%	1,066	12	1.10%
Other long-term debt	410	14	3.41%	520	25	4.80%
Total interest-bearing liabilities	$14,834	$63	0.42%	$14,413	$134	0.93%
Noninterest-bearing deposits
Retail deposits and other	2,347			1,799
Custodial deposits	6,465			6,725
Total noninterest-bearing deposits (2)	8,812			8,524
Other liabilities	2,036			1,919
Stockholders’ equity	2,514			2,052
Total liabilities and stockholders' equity	$28,196			$26,908
Net interest-earning assets	$10,757			$10,018
Net interest income		$747			$685
Interest rate spread (3)			2.72%			2.40%
Net interest margin (4)			2.92%			2.80%
Ratio of average interest-earning assets to interest-bearing liabilities			172.5%			169.5%
Total average deposits	$19,653			$18,544
(1)Includes nonaccrual loans, which are described further in Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies.
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

	For the Years Ended December 31,
	2021 Versus 2020 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(19)	$53	$34
Loans held-for-investment
Residential first mortgage	(3)	(30)	(33)
Home equity	(3)	(10)	(13)
Other	(6)	12	6
Total consumer loans	(5)	(35)	(40)
Commercial real estate	(12)	5	(7)
Commercial and industrial	(1)	(9)	(10)
Warehouse lending	(9)	35	26
Total commercial loans	(20)	29	9
Total loans held-for-investment	(26)	(5)	(31)
Loans with government guarantees	7	6	13
Investment securities	(5)	(19)	(24)
Interest-earning deposits and other	(1)	—	(1)
Total interest-earning assets	$(48)	$39	$(9)
Interest-Bearing Liabilities
Interest-bearing deposits	$(56)	$7	$(49)
Short-term FHLB advances and other	(9)	(3)	(12)
Long-term FHLB advances	(1)	2	1
Other long-term debt	(6)	(5)	(11)
Total interest-bearing liabilities	(75)	4	(71)
Change in net interest income	$27	$35	$62
•Net interest income increased $62 million for the year-ended December 31, 2021. The increase of 5 percent was driven by growth in average interest-earning assets led by the warehouse and LHFS portfolios.
•Net interest margin was 2.92 percent for the year-ended December 31, 2021, a 12 basis point increase compared to 2.80 percent in the prior year. The expansion in net interest margin was largely attributable to lower deposit costs, which more than offset the decrease in our interest-earning asset yields as retail banking deposit rates decreased 54 basis points primarily driven by maturities of higher cost time deposits.

•Average interest-earning assets increased $1.2 billion due primarily to growth in the HFS and warehouse portfolio, driven by higher volumes from the favorable mortgage environment and improved market share of our warehouse business as compared to 2020. Average LGG for the year-ended December 31, 2021 increased $0.6 billion, driven by loans that were repurchased or are eligible to be repurchased from GNMA due to forbearance. These increases were partially offset by lower consumer loans in our HFI portfolio as we did not replace residential mortgage loans that were paid off during the year.

•Average deposits, including noninterest-bearing deposits, increased $1.1 billion primarily driven by an $0.8 billion, or 8 percent, increase in total interest-bearing deposits due to growth in government and wholesale products. Total noninterest-bearing retail deposits also increased $0.5 billion, or 30 percent, primarily due to higher average customer balances. The overall cost of deposits, including noninterest-bearing deposits, declined 27 basis points from 0.44 percent to 0.17 percent, primarily due to a greater mix of noninterest-bearing deposits supported by higher customer balances. Additionally, as CD balances matured, these deposits were converted into lower-cost DDA and savings accounts, which also contributed to the decrease in the cost of total deposits.

(Benefit) Provision for Credit Losses

    The benefit for credit losses was $112 million for the year-ended December 31, 2021, compared to a provision of $149 million for the year-ended December 31, 2020. The $261 million decrease in the provision was driven by improved economic forecasts and a reduction in qualitative reserves, reflecting the performance of our portfolio as our borrowers recovered from the impacts of the pandemic, resulting in low levels of loans in forbearance, low amounts of nonaccrual loans and no delinquent performing commercial loans at December 31, 2021. This compares to the forecasted weakening economic conditions caused by the pandemic in the prior year.

    For further information, see MD&A - Credit Risk.

Noninterest Income

    The following tables provide information on our noninterest income and other mortgage metrics:

	For the Years Ended December 31,
	2021	2020
	(Dollars in millions)
Net gain on loan sales	$655	$971
Loan fees and charges	141	150
Net return on mortgage servicing rights	23	10
Loan administration income	121	84
Deposit fees and charges	34	32
Other noninterest income	70	63
Total noninterest income	$1,044	$1,310

	For the Years Ended December 31,
	2021	2020
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1) (2)	$44,900	$52,000
Mortgage loans closed (1)	$49,800	$48,300
Mortgage loans sold and securitized (1)	$52,100	$46,900
Net margin on mortgage rate lock commitments (fallout-adjusted) (2) (3)	1.46%	1.86%
Net margin on loans sold and securitized	1.26%	2.06%
(1)Rounded to the nearest hundred million.
(2)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by estimates of the percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.
(3)Gain on sale margin is based on net gain on loan sales (excludes net gain on loan sales of zero and $3 million from loans transferred from LHFI during the years ended December 31, 2021 and December 31, 2020, respectively) to fallout-adjusted mortgage rate lock commitments.

    Total noninterest income decreased $266 million during the year-ended December 31, 2021 from the year-ended December 31, 2020, primarily due to the following:

•Net gain on loan sales decreased $316 million, driven by $7.1 billion lower FOAL and a 40 basis point decrease in our gain on sale margin. The reduction in FOAL reflects a reduction in the mortgage market in the second half of 2021, which elevated competitive factors that also drove lower margins.

•Loan fees and charges decreased $9 million, primarily due to lower distributed retail closings and competitive market factors.

•Loan administration income increased $37 million, driven primarily by a $19 million decline in LIBOR-based fees paid to subservicing customers on custodial deposits controlled by them along with higher subservicing fee income due to an increase in the average number of loans being subserviced and an increase in ancillary income and loss mitigation fees.

•Net return on MSRs, including the impact of hedges, increased $13 million, primarily driven by improved valuation and higher service fees during the year. The increase in service fees reflect higher average number of loans being serviced for others, partially offset by higher runoff, which included MSR write-offs of $17 million related to LGG that were repurchased during the current year.

•Other noninterest income increased $7 million, primarily driven by higher income from SBIC investments.

Noninterest Expense

    The following table sets forth the components of our noninterest expense:

	For the Years Ended December 31,
	2021	2020
	(Dollars in millions)
Compensation and benefits	$533	$466
Occupancy and equipment	188	176
Commissions	194	232
Loan processing expense	86	83
Legal and professional expense	45	31
Federal insurance premiums	20	24
Intangible asset amortization	11	13
General, administrative and other	136	117
Total noninterest expense	$1,213	$1,142

	For the Years Ended/As of December 31,
	2021	2020
Efficiency ratio	67.7%	57.2%
Number of FTE employees	5,395	5,214

    Total noninterest expense increased $71 million during the year-ended December 31, 2021, compared to the year-ended December 31, 2020, primarily due to the following:

•Compensation and benefits expense increased $67 million, or 14 percent primarily driven by a 16 percent increase in average FTE to support forbearance customers and added mortgage closing capacity in the fourth quarter of 2020 through the second quarter of 2021 to process the volume of closings during that period.

•Commissions expense decreased $38 million primarily driven by lower profit-based commissions driven by a decrease in correspondent revenue.

•Occupancy and equipment increased $12 million, primarily due to continued technology and software development expenses and $4 million in merger related expenses.

•Loan processing expense increased $3 million primarily driven by a $1 billion, or 3 percent, increase in mortgage closings.

•Legal and professional expense increased $14 million primarily driven by $12 million in merger related expenses.

•General, administrative and other noninterest expense increased $19 million, primarily driven by the $35 million DOJ final settlement expense recognized during the year and $3 million in merger related expenses. This expense was partially offset by certain performance-related earn out expenses related to our Opes Advisors acquisition recognized in the year-ended December 31, 2020 which did not reoccur.

Provision for Income Taxes

    Our provision for income taxes for the year-ended December 31, 2021 was $157 million, compared to a provision of $166 million for the year-ended December 31, 2020. The Company's effective tax rate for the year-ended December 31, 2021 was 22.7 percent, compared to an effective tax rate of 23.6 percent for the year-ended December 31, 2020. The reduction in rate was primarily due to a reduction in our state deferred tax asset valuation allowance and higher permanent differences resulting in lower taxable income.

    For further information, see Note 17 - Income Taxes.

Fourth Quarter Results

    The following table sets forth selected quarterly data:

	Three Months Ended
	December 31, 2021	September 30, 2021	December 31, 2020
	(Unaudited)
	(Dollars in millions)
Net interest income	$181	$195	$189
Provision (benefit) for credit losses	(17)	(23)	2
Noninterest income	202	266	332
Noninterest expense	291	286	314
Provision for income taxes	24	46	51
Net income	$85	$152	$154
Income per share:
Basic	$1.62	$2.87	$2.86
Diluted	$1.60	$2.83	$2.83

Fourth Quarter 2021 compared to Third Quarter 2021

    Net income for the three months ended December 31, 2021 was $85 million, or $1.60 per diluted share, as compared to $152 million, or $2.83 per diluted share, for the three months ended September 30, 2021. The $67 million decrease in net income was primarily due to the following:

Net Interest Income

Net interest income declined $14 million, or 7 percent, reflecting a 5 percent decrease in average earning assets, primarily driven by seasonal declines in loans held-for-sale and warehouse loans.

    Net interest margin in the fourth quarter was 2.96 percent, a 4 basis point decrease from the prior quarter. This compression was largely attributable to lower yields on our warehouse loans portfolio.

    Average total deposits were $19.8 billion in the fourth quarter, up $0.1 billion, or 1 percent, from the third quarter 2021, largely due to an increase of 3 percent in average retail deposits and an increase of 2 percent in average custodial deposits.

Benefit for Credit Losses

The benefit for credit losses was $17 million for the fourth quarter, as compared to a $23 million benefit for the third quarter 2021, reflecting the performance of our portfolio, the low number of nonaccrual loans which are specifically reserved and no performing commercial delinquencies at December 31, 2021.

Noninterest Income

Noninterest income decreased $64 million, or 24 percent, to $202 million in the fourth quarter of 2021, as compared to $266 million for the third quarter of 2021, primarily due to lower gain on sale, partially offset by higher net return on mortgage servicing rights and loan administration income.

    Fourth quarter net gain on loan sales decreased $78 million, to $91 million, as compared to $169 million in the third quarter 2021. Gain on sale margins decreased 48 basis points to 102 basis points for the fourth quarter 2021, compared to 150 basis points for the third quarter 2021, driven by competitive factors. Fallout adjusted lock volume declined 21 percent to $8.9 billion from $11.3 billion for the third quarter 2021, reflecting a reduction in the mortgage origination market and seasonal factors.

    Net return on mortgage servicing rights increased $10 million, to $19 million for the fourth quarter 2021, compared to a $9 million net return for the third quarter 2021. The improvement is primarily driven by improved valuations and favorable hedge results.

    Loan administration income increased $5 million, to $36 million for the fourth quarter 2021, compared to $31 million for the third quarter 2021, driven by an increase in subserviced loans and higher levels of modification and loss mitigation fees.

Noninterest Expense

Noninterest expense increased to $291 million for the fourth quarter, compared to $286 million for the third quarter 2021. Excluding $6 million of merger costs in the fourth quarter 2021 and $5 million of merger expenses in the third quarter 2021, noninterest expense increased $4 million, or 1 percent.

    The increase in noninterest expense primarily reflects an increase of $7 million in salaries and benefits as we experienced higher year-end medical claims and paid a seasonal bonus to team members not covered by the management incentive plan, partially offset by lower commissions as mortgage loan closings decreased 15 percent compared to the prior quarter. Mortgage expenses were $121 million for the fourth quarter, a decrease of $4 million compared to the prior quarter.

Provision for Income Taxes

Provision for income taxes decreased $22 million. This decrease was primarily due to the lower effective tax rate of 22.7 percent for the year-ended December 31, 2021, compared to an effective tax rate of 23.2 percent for the third quarter 2021. The reduction in rate was primarily due to a reduction in our state deferred tax asset and higher permanent differences resulting in lower taxable income.

Fourth Quarter 2021 compared to Fourth Quarter 2020

    Net income for the three months ended December 31, 2021 was $85 million, or $1.60 per diluted share, as compared to net income of $154 million, or $2.83 per diluted share, for the three months ended December 31, 2020. The $69 million decrease in net income was primarily due to the following:

Net Interest Income

Net interest income declined $8 million, or 4 percent, for the fourth quarter of 2021, compared to the fourth quarter of 2020, which was largely driven by lower average balances in our warehouse loan portfolio. The net interest margin increased 18 basis points to 2.96% for the fourth quarter of 2021, compared to the fourth quarter of 2020. This was primarily attributable to a reduction in borrowing costs and improved income on our LGG portfolio, the majority of which did not earn interest in 2020 prior to exercising our right to repurchase while borrowers were still in forbearance.

Noninterest Income

Noninterest income decreased $130 million, primarily due to $141 million lower net gain on loan sales driven by a $3 billion, or 26 percent decrease in FOAL in the fourth quarter of 2021 compared to the same quarter in 2020, and gain on sale margin compression of 91 basis points for the same comparable time period. The decrease in FOAL reflects the reduction in the mortgage market through the last half of 2021 which elevated competitive factors that also drove lower margins. Partially offsetting this decline was $11 million higher loan administration income, driven primarily by a decline in LIBOR-based fees paid to subservicing customers on custodial deposits they control along with $7 million higher subservice fee income due to an increase in the average number of loans being subserviced and an increase in the number of loans past due as a result of forbearance which are charged a higher servicing rate. Additionally, a $19 million increase in the net return on mortgage servicing rights driven by favorable valuation in higher service fee income was offset by a $19 million decline in loan fees and charges driven by a $2.5 billion, or 21 percent decline in origination volume.

Noninterest Expense

Noninterest expense decreased $23 million. This decrease was primarily due to a $32 million decrease in commissions and a $3 million decrease in loan processing expense both as a result of lower origination volume discussed above partially offset by a $12 million increase in compensation and benefits. Compensation and benefit expense primarily increased due to higher average FTEs driven by added mortgage closing capacity in the fourth quarter of 2020 through the second quarter of 2021 to process the large volume of closings during that period.

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

    We charge the lines of business for the net charge-offs that occur. In addition to this amount, we charge them for the change in loan balances during the period, applied at the budgeted credit loss factor. The difference between the consolidated provision (benefit) for credit losses and the sum of total net charge-offs and the change in loan balances is assigned to the “Other” segment, which includes the changes related to the economic forecasts, model changes, qualitative adjustments and credit downgrades. The amount assigned to “Other” is allocated back to the lines of business through general, administrative and other noninterest expense.

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

This segment has seen continued growth driven by our warehouse portfolio which has benefited from the strong mortgage market in 2020 and 2021. Our relationship-based approach and speed of execution have enabled us to add new customers as well as increase lines for existing customers during the past two years while gaining market share. In addition, we continue to maintain our disciplined underwriting in this business. Our commercial loan portfolio has grown 8 percent in the last twelve months, to $10.2 billion at December 31, 2021, and our other consumer loan portfolio, which consists primarily of HELOC, indirect lending and unsecured loans, has remained relatively flat. Average deposits for the year-ended December 31, 2021 increased 9 percent to $12.0 billion, compared to $11.0 billion for the year-ended December 31, 2020, driven primarily by higher customer balances.

	For the Years Ended December 31,
Community Banking	2021	2020
	(Dollars in millions)
Summary of Operations
Net interest income	$601	$570
Provision for credit losses	4	3
Net interest income after provision for credit losses	597	567
Net gain (loss) on loan sales	—	2
Loan fees and charges	1	1
Loan administration expense	(1)	(3)
Other noninterest income	65	61
Total noninterest income	65	61
Compensation and benefits	107	108
Commissions	2	2
Loan processing expense	5	5
General, administrative and other	60	271
Total noninterest expense	174	386
Income before indirect overhead allocations and income taxes	488	242
Indirect overhead allocation	(35)	(40)
Provision for income taxes	95	42
Net income	$358	$160

Key Metrics
Number of FTE employees	1,123	1,264
Number of bank branches	158	158

    The Community Banking segment reported net income of $358 million for the year-ended December 31, 2021, compared to net income of $160 million for the year-ended December 31, 2020. The $198 million increase was primarily driven by the following:

•Net interest income increased $31 million primarily driven by higher average loan balances, led by our warehouse business.

•General, administrative and other noninterest expense decreased $211 million primarily driven by lower intersegment expense allocations which was the result of the $112 million benefit from credit losses in 2021 as economic conditions had improved as of December 31, 2021 coming out of the pandemic, as compared to a provision of $149 million for the year-ended December 31, 2020 going into the pandemic.

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

	For the Years Ended December 31,
Mortgage Originations	2021	2020
	(Dollars in millions)
Summary of Operations
Net interest income	$248	$191
(Benefit) provision for credit losses	(10)	(11)
Net interest income after provision for credit losses	258	202
Net gain on loan sales	655	969
Loan fees and charges	65	83
Loan administration expense	(34)	(35)
Net return on mortgage servicing rights	23	10
Other noninterest income	14	8
Total noninterest income	723	1,035
Compensation and benefits	200	161
Commissions	192	230
Loan processing expense	45	40
General, administrative and other	88	136
Total noninterest expense	525	567
Income before indirect overhead allocations and income taxes	456	670
Indirect overhead allocation	(67)	(60)
Provision for income taxes	81	128
Net income	$308	$482

Key Metrics
Mortgage rate lock commitments (fallout-adjusted) (1)(2)	$44,900	$52,000
Noninterest expense to closing volume	0.56%	1.17%
Number of FTE employees	2,109	2,001
(1)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.
(2)Rounded to the nearest hundred million.

    The Mortgage Originations segment reported net income of $308 million for the year-ended December 31, 2021, compared to $482 million for the year-ended December 31, 2020. The $174 million decrease was primarily driven by the following:

•Net gain on loan sales decreased $314 million to $655 million, as compared to $969 million for the year-ended December 31, 2020. FOAL decreased $7.1 billion, or 14 percent, to $44.9 billion and the net gain on loan sale margin decreased 40 basis points to 1.46 percent for the year-ended December 31, 2021, as compared to 1.86 percent for the year-ended December 31, 2020. The decline in FOAL reflects the continued normalization of the mortgage market through the last half of 2021, which elevated competitive factors that also drove lower margins.

•Net interest income increased $57 million primarily due to $1.6 billion higher average LHFS balances resulting from increased mortgage production, which lags FOAL based on times to close along with changes in holding times prior to selling loans to the Agencies.

•Loan fees and charges decreased $18 million driven primarily by lower distributed retail closings and competitive market factors.

•Compensation and benefits increased $39 million primarily driven by a 23 percent increase in average FTE which added mortgage closing capacity in the fourth quarter of 2020 through the second quarter of 2021 to process the large volume of closings during that period.
•Commissions expense decreased $38 million primarily driven by profit-based commissions being decrease in correspondent revenue.

•Loan processing expense increased $5 million primarily due to a $1.5 billion, or 3 percent increase in mortgage closings, which lag FOAL based on times to close and overall higher contract underwriting costs.

•General, administrative and other noninterest expense decreased $48 million primarily driven by lower intersegment expense allocation related to the benefit from credit losses in 2021 as economic conditions have improved as of December 31, 2021 coming out of the pandemic. In addition, the prior year includes an $11 million nonrecurring earn out expense related to our Opes Advisors acquisition.

Mortgage origination distribution channels

    Correspondent. In the correspondent channels, an unaffiliated bank or mortgage company completes the loan paperwork in their name and funds the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at an agreed upon price. Correspondents apply to the Bank and may be approved for delegated underwriting authority. Delegated correspondents assume the risks associated with the underwriting of the loan and earn more on loans sold compared to non-delegated correspondents. Non-delegated correspondents earn commissions and administrative fees for closing and funding loans which are then underwritten by the Bank. Loans originated through the correspondent lending channel typically result in a lower gain on sale margin but also have lower costs. When purchasing correspondent loans individually or in bulk, we perform a full review of each loan to ensure we only purchase loans originated in accordance with our underwriting guidelines. At December 31, 2021, we had active relationships with more than 570 delegated correspondents and over 510 non-delegated correspondents serving borrowers in all 50 states.

    Broker. In a broker transaction, an unaffiliated mortgage broker completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten by us on a loan-level basis to our underwriting standards and we fund and close the loan in the Bank's name, thereby becoming the lender of record. At December 31, 2021, we had active broker relationships with nearly 1,400 mortgage brokers servicing borrowers in all 50 states.

    Retail. In our distributed retail channel, loans are originated through our nationwide network of stand-alone home loan centers. At December 31, 2021, we maintained 117 retail locations in 28 states. In a direct-to-consumer lending transaction, loans are originated through our direct-to-consumer team or from one of our two national call centers, both of which may leverage our existing customer relationships. Most aspects of the retail lending process are completed internally, including the origination documentation (inclusive of customer disclosures), and we fund the loan at closing. Loans in the retail channel typically have higher internal costs but also higher gain on sale margins.

    The following tables disclose residential first mortgage loan closings by channel, type and mix (rounded to the nearest hundred million):

	At December 31,
	2021	2020
	(Dollars in millions)
Correspondent	$27,500	$27,000
Broker	5,500	6,900
Retail	16,800	14,400
Total	$49,800	$48,300
Purchase closings	$20,300	$17,500
Refinance closings	29,500	30,800
Total	$49,800	$48,300
Conventional	$36,100	$37,900
Government	5,000	3,500
Jumbo	8,700	6,900
Total	$49,800	$48,300

Mortgage Servicing

    The Mortgage Servicing segment services loans when we hold the MSR asset, and subservices mortgage loans for others through a scalable servicing platform on a fee for service basis. The loans we service generate custodial deposits which provide a stable funding source supporting interest-earning asset generation in the Community Banking and Mortgage Originations segments. We earn income from other segments for the use of noninterest-bearing escrows. Revenue for serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the delinquency or payment status of the underlying loans. Along with these contractual fees, we may also collect ancillary fees related to these loans. The Mortgage Servicing segment also services residential mortgages for our LHFI portfolio in the Community Banking segment and our own MSR portfolio in the Mortgage Originations segment for which it earns intersegment revenue on a fee per loan basis. Our continued growth in our subservicing business and the strength of our platform has made us the 6th largest subservicer in the nation.

	For the Years Ended December 31,
Mortgage Servicing	2021	2020
	(Dollars in millions)
Summary of Operations
Net interest income	$15	$18
Loan fees and charges	75	66
Loan administration income	165	151
Total noninterest income	240	217
Compensation and benefits	65	46
Loan processing expense	32	36
General, administrative and other	87	79
Total noninterest expense	184	161
Income before indirect overhead allocations and income taxes	71	74
Indirect overhead allocation	(19)	(19)
Provision for income taxes	11	12
Net income	$41	$43

Key Metrics
Average number of residential loans serviced (1)	1,159,000	1,088,000
Number of FTE employees	729	630
(1)    Rounded to the nearest thousand.

The Mortgage Servicing segment reported net income of $41 million for the year-ended December 31, 2021, compared to net income of $43 million for the year-ended December 31, 2020. The $2 million decrease in net income was driven by the following:

•Noninterest income, consisting of loan administration income and loan fees and charges, increased $23 million, primarily driven by a decline in LIBOR-based fees paid to subservicing customers on custodial deposits and higher ancillary income and loss mitigation fees, which were dampened by fee discounts during the active forbearance period.

•Compensation and benefits expense increased $19 million primarily due to a 32 percent increase in average FTE to support business growth and process loan modifications of a large volume of customers as their forbearance plan related to the CARES Act expires.

•General, administrative and other noninterest expense increased $8 million driven by an increase in loan boarding fees and software costs.

The following table presents residential loans serviced and the number of accounts associated with those loans.

	December 31, 2021		December 31, 2020
	Unpaid Principal Balance (1)	Number of Accounts	Unpaid Principal Balance (1)	Number of Accounts
	(Dollars in millions)
Loan Servicing
Subserviced for others (2)	$246,858	1,032,923	$178,606	867,799
Serviced for others (3)	35,074	137,243	38,026	151,081
Serviced for own loan portfolio (4)	8,793	63,426	10,079	66,519
Total residential loans serviced	$290,725	1,233,592	$226,711	1,085,399
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

    At December 31, 2021, the total number of residential loans serviced increased by 148 thousand, or 13.7 percent as we retained subservicing on 100 percent of the 24 billion UPB of MSRs sold during 2021 and were able to continue to grow the portfolio.

Loans Serviced for Others

    The following table presents the characteristics of the mortgage loans serviced for others.

	At December 31,
	2021	2020
	(Dollars in millions)
Average UPB per loan	$256	$252
Weighted average service fee (basis points)	30.8	33.6
Weighted average coupon	3.31%	3.66%
Weighted average original maturity (months)	332	337
Weighted average age (months)	17	16
Average updated FICO score	737	731
Average original LTV ratio	74.7%	78.4%
Housing Price Index LTV, as recalculated (1)	63.4%	72.2%

Payment Status (UPB) (2):
30-59 days past due	$470	$623
60-89 days past due	123	333
90 days or greater past due	616	2,496
Total past due	$1,209	$3,452
(1)The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level FHFA data as of December 31, 2021.
(2)Includes loans in forbearance that continue to be aged for payment status purposes.

Loans Subserviced for Others

    The following table presents the UPB based on payment status of the mortgage loans subserviced for others.

	At December 31,
	2021	2020
	(Dollars in millions)
Payment Status (UPB) (1):
30-59 days past due	$3,110	$3,052
60-89 days past due	878	1,357
90 days or greater past due	6,957	11,530
Total past due	$10,945	$15,939
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

	For the Years Ended December 31,
Other	2021	2020
	(Dollars in millions)
Summary of Operations
Net interest income	$(117)	$(94)
(Benefit) provision for credit losses	(106)	157
Net interest income after provision (benefit) for credit losses	(11)	(251)
Loan administration income	(9)	(29)
Other noninterest income	25	26
Total noninterest income	16	(3)
Compensation and benefits	161	151
Loan processing expense	4	2
General, administrative and other	165	(125)
Total noninterest expense	330	28
Income before indirect overhead allocations and income taxes	(325)	(282)
Indirect overhead allocation	121	119
Benefit for income taxes	(30)	(16)
Net loss	$(174)	$(147)

Key Metrics
Number of FTE employees	1,484	1,319

    The Other segment reported a net loss of $174 million for the year-ended December 31, 2021, compared to a net loss of $147 million for the year-ended December 31, 2020. The $27 million higher loss was primarily driven by a $35 million settlement expense for the DOJ Liability and a $23 million decrease in net interest income as a result of our overall asset sensitive position and the lower average interest rates during the year-ended December 31, 2021 as compared to the year-ended December 31, 2020 partially offset by a $10 million benefit related to the former CEO SERP.

The provision for credit losses decreased $263 million primarily due to changes in the forecasts of economic conditions through the COVID-19 pandemic. The difference between the consolidated provision for credit losses and the sum of total net charge-offs and the change in loan balances continue to be assigned to the Other segment and includes changes related to the economic forecasts, model changes, qualitative adjustments and credit downgrades. The provision for credit losses is then directly allocated to the other applicable segments through general, administrative and other noninterest expense. The majority of all other activity within the Other segment largely offsets and is allocated back to the operating segments, recorded as contra other noninterest expense.

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

    We maintain credit limits, in compliance with regulatory requirements. Under HOLA, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 plus Tier 2 capital and any portion of the ACL not included in Tier 2 capital. This limit was $462 million as of December 31, 2021. We maintain a more conservative maximum internal Bank credit limit than required by HOLA, generally not exceeding $100 million to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships, which have a higher internal Bank limit of $200 million. All warehouse advances are fully collateralized by residential mortgage loans and this asset class has had very low levels of historical loss. We have a tracking and reporting process to monitor lending concentration levels, and all new commercial credit exposures to a single or related borrower that exceed $50 million and all new warehouse credit exposures to a single or related borrower that exceed $75 million must be approved by the Board of Directors. Exceptions to these levels are made to strong borrowers on a case by case basis, with the approval of the Board of Directors.

Our commercial loan portfolio has been built on our relationship-based lending strategy. We provide financing and banking products to our commercial customers in our core banking footprint and will follow those established customer relationships to meet their financing needs in areas outside of our footprint. We have also formed relationship lending on a national scale through our home builder finance and warehouse lending businesses. At December 31, 2021, we had $10.0 billion UPB in our commercial loan portfolio with our warehouse lending and home builder finance businesses accounting for 60 percent of the total. Of the remaining commercial loans in our portfolio, the majority of CRE and C&I loans were with customers who have established relationships within our core banking footprint.

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

    Our commercial loan portfolio also includes loans that are considered to be SNCs. A SNC is defined as any loan or loan commitment totaling at least $100 million that is shared by three or more federally regulated institutions. On an annual basis, a joint regulatory task force performs a risk assessment of all SNCs. When completed, these risk ratings are shared and our risk rating must be no better than the risk rating listed in the SNC assessment. Exposure and credit quality for SNCs are carefully monitored and reported internally.

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

    The consumer loan portfolio has been built on strong underwriting criteria and within concentration limits intended to diversify our risk profile. Our consumer loan portfolio includes high credit quality residential first and second lien mortgage loans, non-auto boat and recreational vehicle indirect lending loans and other unsecured consumer loans.

Loans held-for-investment

    The following table summarizes the amortized cost of our loans held-for-investment by category:

	At December 31,
	2021	% of Total	2020	% of Total	2019	% of Total
	(Dollars in millions)
Consumer loans
Residential first mortgage	$1,536	11.5%	$2,266	14.0%	$3,154	26.0%
Home equity (1)	613	4.5%	856	5.2%	1,024	8.4%
Other	1,236	9.2%	1,004	6.2%	729	6.0%
Total consumer loans	3,385	25.2%	4,126	25.4%	4,907	40.4%
Commercial loans
Commercial real estate	3,223	24.0%	3,061	18.9%	2,828	23.3%
Commercial and industrial	1,826	13.6%	1,382	8.5%	1,634	13.5%
Warehouse lending	4,974	37.1%	7,658	47.2%	2,760	22.8%
Total commercial loans	10,023	74.8%	12,101	74.6%	7,222	59.6%
Total loans held-for-investment	$13,408	100.0%	$16,227	100.0%	$12,129	100.0%
(1)Includes second mortgages, HELOCs, and HELOANs.

    Our consumer loan portfolio decreased $742 million, or 18 percent, from December 31, 2020 to December 31, 2021, as a $232 million increase in other consumer loans was more than offset by a $730 million decrease in residential first mortgage loans and $243 million decrease in home equity due to refinance activity and lower new originations and home equity purchases to the HFI portfolio.

    The following table provides a comparison of activity in our LHFI portfolio:

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Balance, beginning of year	$16,227	$12,129	$9,088
Loans originated and purchased	2,138	1,992	3,268
Change in lines of credit	2,566	9,663	6,381
Loan amortization / prepayments	(7,465)	(7,001)	(6,480)
All other activity	(58)	(556)	(128)
Balance, end of year	$13,408	$16,227	$12,129

    Residential first mortgage loans. We originate or purchase various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of December 31, 2021, loans in this portfolio had an average current FICO score of 735 and an average LTV of 52 percent.

    The following table presents the amortized cost of our total residential first mortgage LHFI by major category:

	At December 31,
	2021	2020
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and refreshed current FICO scores (2):
Equal to or greater than 660	$988	$1,408
Less than 660	50	65
80% and greater and refreshed current FICO scores (2):
Equal to or greater than 660	385	685
Less than 660	113	108
Total	$1,536	$2,266
Geographic region
California	$441	$806
Michigan	400	435
Texas	83	150
Florida	68	126
Washington	59	108
New York	38	57
Indiana	34	55
Illinois	31	51
Colorado	30	34
New Jersey	24	20
Other	328	424
Total	$1,536	$2,266
(1)LTVs reflect loan balance at the date reported, as a percentage of property values as appraised at loan closing.
(2)FICO scores are updated at least on a quarterly basis or more frequently, if available.

    The following table presents the amortized cost of our total residential first mortgage LHFI as of December 31, 2021, by year of closing:

	2021	2020	2019	2018	2017 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans	$331	$214	$280	$115	$596	$1,536
Percent of total	21.5%	13.9%	18.2%	7.5%	38.8%	100.0%

    Home equity. Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 700. Second mortgage loans and HELOANs are fixed rate loans and are available with terms up to 20 years. HELOC loans are primarily variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. As of December 31, 2021, loans in this portfolio had an average current FICO score of 752 and an average CLTV of 56 percent and HELOCs and HELOANs in a first lien position totaled $67 million.

    Other consumer loans. Our other consumer loan portfolio consists of secured and unsecured loans originated through our indirect lending business, third-party closings and our Community Banking segment.

The following table presents the amortized cost of our other consumer loan portfolio by purchase type:

	December 31, 2021		December 31, 2020
	Balance	% of Portfolio	Balance	% of Portfolio
	(Dollars in millions)
Indirect lending	$926	75%	$744	74%
Point of sale	272	22%	211	21%
Other	38	3%	49	5%
Total other consumer loans	$1,236	100%	$1,004	100%

Other consumer loans totaled $1.2 billion as of December 31, 2021, compared to $1.0 billion at December 31, 2020. The increase in other consumer loans was primarily due to the ongoing growth in our non-auto, boat and recreational vehicle indirect lending business which began in late 2018, of which 66 percent is secured by boats and 34 percent secured by recreational vehicles and growth in our point of sale portfolio. As of December 31, 2021, loans in our indirect portfolio had an average current FICO score of 748. Point of sale loans consist of unsecured consumer installment loans originated primarily for home improvement purposes through a third-party financial technology company who also provides us a level of credit loss protection.

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

Our national home builder finance program within our commercial portfolio contained $2.7 billion in commitments with $1.0 billion in outstanding loans as of December 31, 2021. Of these loans $755 million are collateralized and included in our CRE portfolio while $268 million are unsecured and included in our C&I portfolio.

    As of December 31, 2021, our CRE portfolio included $186 million of SNCs and no leveraged lending loans compared to $210 million of SNCs and one leveraged lending loan of $4 million as of December 31, 2020. As of December 31, 2021, the SNC portfolio had eleven borrowers with an average amortized cost of $17 million and an average commitment of $19 million. There were no nonperforming SNC loans as of December 31, 2021. One SNC loan of $22 million was rated as substandard and still accruing. There were no special mention SNC loans outstanding as of December 31, 2021.

The following table presents the amortized cost of our total CRE LHFI by collateral location and collateral type:

	MI	TX	CA	OH	FL	Other	Total	% by collateral type
	(Dollars in millions)
December 31, 2021
Home builder	$26	$161	$117	$—	$91	$360	$755	23.4%
Owner occupied	304	4	27	8	2	60	405	12.6%
Multi family	222	74	72	80	35	80	563	17.5%
Retail (1)	191	—	2	54	5	33	285	8.8%
Office	186	—	—	4	1	42	233	7.2%
Hotel	158	—	25	29	35	129	376	11.7%
Senior living facility	117	25	—	64	12	44	262	8.1%
Industrial	51	—	—	29	16	17	113	3.5%
Parking garage/lot	47	—	—	—	—	21	68	2.1%
Land - residential (2)	—	—	7	—	—	5	12	0.4%
Shopping mall	—	—	16	—	—	—	16	0.5%
Single family residence (3)	2	—	—	—	—	3	5	0.2%
All other (4)	5	48	19	—	28	30	130	4.0%
Total	$1,309	$312	$285	$268	$225	$824	$3,223	100.0%
Percent by state	40.6%	9.7%	8.8%	8.3%	7.0%	25.6%	100.0%
(1)Includes multipurpose retail space, neighborhood centers, shopping centers and single-use retail space.
(2)Loans secured by land. Land - residential includes development and unimproved vacant land.
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

As of December 31, 2021, our C&I portfolio included $881 million of SNCs, compared to $665 million of SNCs as of December 31, 2020. The finance and insurance sector and the services sector comprised the majority of the portfolio's net book value with 37 percent and 27 percent of the balance, respectively. As of December 31, 2021, the SNC portfolio had forty-nine borrowers with an average amortized book value of $18 million and an average commitment of $36 million. There were no SNCs as of December 31, 2021 that were rated as special mention and $23 million of the SNCs that were rated as substandard and still accruing. There were no loans on nonaccrual status in our SNC portfolio as of December 31, 2021.

    As of December 31, 2021, our C&I portfolio included $341 million of leveraged lending, of which $213 million were SNCs. The manufacturing sector comprised 55 percent of the leveraged lending portfolio and the financial and insurance sector comprised 17 percent. As of December 31, 2021, NPLs totaled $32 million, $48 million of loans were rated as substandard, and no loans were rated as special mention. Included in the financial and insurance sector within our C&I portfolio are $251 million in loans outstanding to 8 borrowers that are collateralized by MSR assets with an average amortized cost of $31 million and an average commitment of $66 million. The ratio of the loan outstanding to the fair market value of the collateral ranges from 11 percent to 70 percent.

    The following table presents the amortized cost of our total C&I LHFI by borrower's geographic location and industry type as defined by North American Industry Classification System:

	MI	FL	TX	CA	NY	OH	MN	CT	IN	WI	Other	Total	% by industry
	(Dollars in millions)
December 31, 2021
Financial & Insurance	$22	$247	$90	$22	$96	$31	$28	$—	$9	$—	$89	$634	34.7%
Services	130	1	15	10	—	1	—	35	—	3	93	288	15.8%
Manufacturing	237	4	—	—	—	22	—	10	6	—	33	312	17.1%
Home Builder Finance	—	—	136	73	24	—	34	—	—	—	1	268	14.7%
Rental & Leasing	117	25	30	—	—	—	—	—	—	8	29	209	11.4%
Distribution	35	—	—	11	—	1	—	3	—	1	—	51	2.8%
Healthcare	3	—	—	1	—	18	—	—	—	—	10	32	1.8%
Government & Education	2	—	—	2	—	—	—	—	—	—	12	16	0.9%
Commodities	—	—	—	5	—	—	—	7	—	2	2	16	0.8%
Total	$546	$277	$271	$124	$120	$73	$62	$55	$15	$14	$269	1,826	100.0%
Percent by state	29.9%	15.2%	14.8%	6.8%	6.6%	4.0%	3.4%	3.0%	0.8%	0.8%	14.7%	100.0%
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

    Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. The aggregate committed amount of warehouse lines of credit granted to other mortgage lenders at December 31, 2021 was $12.0 billion, of which $5.0 billion was outstanding, compared to a total commitment of $10.5 billion at December 31, 2020, of which $7.7 billion was outstanding.

Loan Principal Payments

    The following tables set forth the expected repayment of our LHFI, both as fixed rate and adjustable-rate loans:

	December 31, 2021
	Within 1 Year	1 Year to 5 Years	5 Years to 15 Years	Over 15 Years		Totals (1)
	(Dollars in millions)
Fixed Rate Loans
Other consumer	$54	$255	$888	$—		$1,197
Residential first mortgage	14	63	194	343		614
Commercial real estate	35	125	—	—		160
Commercial and industrial	20	75	—	—		95
Home equity	3	13	32	—		48
Total fixed rate loans	$126	$531	$1,114	$343	$343	$2,114

Adjustable Rate Loans
Warehouse lending	$5,120	$—	$—	$—		$5,120
Commercial real estate	1,284	1,817	—	—		3,101
Commercial and industrial	582	1,154	—	—		1,736
Residential first mortgage	25	110	354	422		911
Home equity	10	47	163	334		554
Total adjustable rate loans	$7,021	$3,128	$517	$756		$11,422
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

For all loan categories within the consumer and commercial loan portfolio, loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due (or nonperforming), or earlier when we become aware of information indicating that collection of principal and interest is in doubt. While it is the goal of Management to collect on loans under their original legal terms, we attempt to work out a satisfactory repayment schedule or modification with past due borrowers and will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our practices regarding past due loans are designed to both assist borrowers in meeting their contractual obligations and minimize losses incurred by the Bank. When a loan is placed on nonaccrual status, the accrued interest income is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Nonperforming assets

    The following table sets forth our nonperforming assets:

	At December 31,
	2021	2020	2019
	(Dollars in millions)
LHFI
Residential first mortgages	$38	$23	$13
C&I	32	15	—
Home equity	7	3	2
Other consumer	4	2	1
CRE	—	3	—
Total nonperforming LHFI	81	46	16
TDRs
Residential first mortgages	11	8	8
Home equity	2	2	2
Total nonperforming TDRs	13	10	10
Total nonperforming LHFI and TDRs (1)	94	56	26
LHFS	17	9	5
Real estate and other nonperforming assets, net	6	8	10
Total nonperforming assets	$117	$73	$41
Nonperforming assets to total assets (2)	0.39%	0.21%	0.15%
Nonperforming LHFI and TDRs to LHFI	0.70%	0.34%	0.21%
Nonperforming assets to LHFI and repossessed assets (2)	0.74%	0.40%	0.30%
(1)Includes less than 90 day past due performing loans placed on nonaccrual. Interest is not being accrued on these loans.
(2)Ratio excludes LHFS, which are recorded at fair value.

    At December 31, 2021, we had $117 million of nonperforming assets compared to $73 million of nonperforming assets at December 31, 2020. The $17 million increase in nonaccrual C&I loans primarily relates to one loan relationship of $22 million that was specifically reserved at 80 percent of its UPB at December 31, 2021.

The following table sets forth activity related to our total nonperforming LHFI and TDRs:

	For the Years Ended December 31,
	2021	2020
	(Dollars in millions)
Beginning balance	$56	$26
Additions	85	54
Reductions	—	1
Principal payments	(34)	(14)
Charge-offs	(9)	(5)
Return to performing status	(3)	(6)
Transfers to REO	(2)	—
Total nonperforming LHFI and TDRs (1)	$93	$56
(1)Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

Delinquencies

    The following table sets forth loans 30-89 days past due in our LHFI portfolio:

	As of December 31,
	2021	2020	2019
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$48	$8	$9
Home equity	9	2	1
Other consumer	5	5	4
Total consumer loans	62	15	14
CRE	—	20	—
C&I	—	2	—
Total commercial loans	—	22	—
Total performing loans past due 30-89 days	$62	$37	$14

Loans 30 to 89 days past due were $62 million and $37 million at December 31, 2021 and December 31, 2020, respectively. Included in the consumer loan population is $43 million in first residential mortgage loans, or 69 percent, that have recently exited forbearance that are being accounted for based on guidance within the CARES Act. These borrowers have not yet selected a forbearance exit plan and the average LTV of these loans is approximately 75 percent.

For further information see Note 4 - Loans Held-for-Investment.

Payment Deferrals

Beginning in March 2020, as a response to COVID-19, we offered our consumer borrowers principal and interest payment deferrals, forbearance and/or extensions up to a maximum period of 18 months. Consumer borrowers were not required to provide proof of hardship to be granted forbearance or payment deferral. Typically, payment history is the primary tool used to identify consumer borrowers who are experiencing financial difficulty. Forbearance or payment deferrals make this determination more challenging. In addition, consumer borrowers who have requested forbearance or payment deferrals are not being aged and remain in the aging category they were in prior to forbearance or payment deferral while they remain in a forbearance or payment deferral status which is in accordance with the CARES Act and interagency guidance in response to COVID-19.

    The table below summarizes borrowers in our consumer loan portfolios that are in active forbearance or were granted a payment deferral:

	As of December 31, 2021			As of December 31, 2020
	Number of Borrowers	UPB	Percent of Portfolio	Number of Borrowers	UPB	Percent of Portfolio
	(Dollars in millions)
Loans Held-For-Investment
Consumer loans
Residential first mortgage	212	$35	2.3%	697	$209	9.3%
Home equity	48	5	0.8%	315	28	3.4%
Other consumer	96	4	0.3%	418	14	1.4%
Total consumer loan deferrals/forbearance	356	$44	1.3%	1,430	$251	6.2%

Loans Held-For-Sale
Residential first mortgage	47	$13	0.3%	80	$39	6.8%

There were no commercial borrowers in payment deferral as of December 31, 2021 and as of December 31, 2020 there were five commercial loans with an UPB of $22 million in payment deferral programs.

The table below summarizes the percent of our residential loan servicing portfolio in forbearance as of December 31, 2021:

	Total Population		Total Loans in Forbearance
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Percent of UPB	Percent of Accounts
	(Dollars in millions)
Loan Servicing
Subserviced for others (2)	$247,081	1,033,711	$3,946	18,313	1.6%	1.8%
Serviced for others (3)	35,097	137,315	514	2,158	1.5%	1.6%
Serviced for own loan portfolio (4)	8,645	63,039	220	1,158	2.5%	1.8%
Total loans serviced	$290,823	1,234,065	$4,680	21,629	1.6%	1.8%
(1)UPB, net of write downs, does not include premiums or discounts.
(2)Loans subserviced for non-Flagstar owned loans or MSRs, in each case subserviced for a fee. Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs.
(3)Loans for which Flagstar owns the MSR.
(4)Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage), and LGG (residential first mortgage).

The table below summarizes our residential loan servicing portfolio in forbearance as of December 31, 2020:

	Total Population		Total Loans in Forbearance
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Percent of UPB	Percent of Accounts
	(Dollars in millions)
Loan Servicing
Subserviced for others (2)	$178,614	$867,825	$1,785	$8,851	1.0%	1.0%
Serviced for others (3)	38,014	151,038	402	1,773	1.1%	1.2%
Serviced for own loan portfolio (4)	10,083	66,536	69	574	0.7%	0.9%
Total loans serviced	$226,711	1,085,399	$2,256	11,198	1.0%	1.0%
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

    The following table sets forth a summary of TDRs by performing status:

	As of December 31,
	2021	2020	2019
	(Dollars in millions)
Performing TDRs
Consumer Loans
Residential first mortgage	$14	$19	$20
Home equity	8	12	18
Total consumer loans	22	31	38
Commercial Loans
Commercial and industrial	2	—	—
Commercial real estate	—	5	—
Total commercial loans	2	5	—
Total performing TDRs	24	36	38
Nonperforming TDRs
Nonperforming TDRs	8	4	3
Nonperforming TDRs, performing for less than six months	5	6	7
Total nonperforming TDRs	13	10	10
Total TDRs	$37	$46	$48

    At December 31, 2021, our total TDR loans decreased to $37 million compared to $46 million at December 31, 2020, primarily due to principal payments and payoffs out-pacing new additions. Of our total TDR loans, 65 percent were in performing status at December 31, 2021. For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Credit Losses

    The ACL represents Management's estimate of lifetime losses in our LHFI portfolio but which have not yet been realized. For further information, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards and Note 4 - Loans Held-for-Investment.

The following tables present the changes in the ACL balance for the year-ended December 31, 2021:

	For the Year-Ended December 31, 2021
	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (2)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Beginning balance ACL	$49	$25	$39	$84	$51	$4	$252	$28	$280
Provision (benefit) for credit losses:
Loan volume	1	(3)	6	4	4	(1)	11	(12)	(1)
Economic forecast (3)	(7)	(5)	3	(9)	(17)	—	(35)	—	(35)
Credit (4)	6	4	1	(35)	14	1	(9)	—	(9)
Qualitative factor adjustments	(9)	(7)	(13)	(16)	(20)	—	(65)	—	(65)
Charge-offs	(5)	(1)	(4)	—	(9)	—	(19)	—	(19)
Recoveries	2	2	2	—	16	—	22	—	22
Provision for charge-offs	3	(1)	2	—	(7)	—	(3)	—	(3)
Ending allowance balance	$40	$14	$36	$28	$32	$4	$154	$16	$170
(1)Includes loans with government guarantees where insurance limits may result in a loss in excess of all or part of the guarantee.
(2)Excludes loans carried under the fair value option.
(3)Includes changes in the lifetime loss rate based on current economic forecasts as compared to forecasts used in the prior quarter.
(4)Includes changes in the probability of default and severity of default based on current borrower and guarantor characteristics, as well as individually evaluated reserves.

	For the Year-Ended December 31, 2020
	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (2)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Beginning balance ACL	$47	$26	$16	$24	$16	$1	$130	$10	$140
Provision (benefit) for credit losses:
Loan volume	(10)	(4)	9	3	(3)	1	(4)	7	3
Economic forecast (3)	5	(6)	3	15	(3)	(1)	13	11	24
Credit (4)	(5)	(3)	(2)	23	20	—	33	—	33
Qualitative factor adjustments (5)	12	8	11	19	21	3	74	—	74
Charge-offs	(6)	(3)	(5)	—	(1)	—	(15)	—	(15)
Recoveries	—	4	2	—	—	—	6	—	6
Provision for charge-offs	6	3	5	—	1	—	15	—	15
Ending allowance balance	$49	$25	$39	$84	$51	$4	$252	$28	$280
(1)Includes loans with government guarantees where insurance limits may result in a loss in excess of all or part of the guarantee.
(2)Excludes loans carried under the fair value option.
(3)Includes changes in the lifetime loss rate based on current economic forecasts as compared to forecasts used in the prior quarter.
(4)Includes changes in the probability of default and severity of default based on current borrower and guarantor characteristics, as well as individually evaluated reserves.
(5)Includes $7 million of unallocated reserve attributed to various portfolios for presentation purposes.

    The ACL was $170 million at December 31, 2021 and $280 million at December 31, 2020. The decrease in the allowance is primarily reflective of changes in our economic forecast and judgment we applied related to those forecasts and underlying borrower credit risks as a result of the ongoing COVID-19 pandemic. We utilized the Moody’s November 2021 economic scenarios in our forecast, which were materially consistent with the December scenarios: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. Within our composite forecast, unemployment ends 2021 at 5 percent and will recover slightly in 2022, ending the year just under 5 percent. GDP continues to recover throughout 2022 and returns to pre-COVID levels in 2023. HPI decreases by just over 1 percent compared to 2021 year-end levels through the second quarter of 2022 before returning to 2021 year-end levels by the third quarter of 2022. In 2021, we judgmentally decreased our qualitative reserves by $65 million which primarily reflected our best estimates of COVID-19’s impact on our portfolios (including the estimated impact of government stimulus, forbearance/payment holidays, and Fed programs). This decline was primarily driven by a decrease in the model output from Moody’s adverse scenario, improvement in credit performance of previously identified industries and borrowers we believed could be more exposed to the stressful conditions in our forecast and decreased loans in forbearance.

    The ACL as a percentage of LHFI was 1.3 percent as of December 31, 2021 compared to 1.7 percent as of December 31, 2020. Excluding warehouse, the allowance as a percentage of LHFI was 2.0 percent at December 31, 2021 compared to 3.2 percent at December 31, 2020. The decrease in the allowance, as a percentage of LHFI is reflective of the reductions made to the allowance to reflect the change in economic and credit forecast used during that period. At December 31, 2021, we had a 2.7 percent and 0.8 percent allowance coverage on our consumer loan portfolio and our commercial loan portfolio, respectively.

The following tables set forth certain information regarding the allocation of our allowance to each loan category, including the allowance amount as a percentage of amortized cost and average loan life:

	December 31, 2021
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of LHFI Loan Portfolio	Weighted Average Loan Life
Consumer loans
Residential first mortgage	$1,521	11.4%	$40	2.6%	5
Home equity	611	4.6%	14	2.3%	3
Other consumer	1,236	9.2%	37	3.0%	3
Total consumer loans	3,368	25.2%	91	2.7%
Commercial loans
Commercial real estate	3,223	24.1%	38	1.2%	1
Commercial and industrial	1,826	13.6%	36	2.0%	2
Warehouse lending	4,974	37.1%	5	0.1%	—
Total commercial loans	10,023	74.8%	79	0.8%
Total consumer and commercial loans	$13,391	100.0%	$170	1.3%
Total consumer and commercial loans excluding warehouse	$8,417	62.9%	$165	2.0%
(1)    Excludes loans carried under the fair value option.
(2)    Includes allowance for loan losses and reserve for unfunded commitments.

	December 31, 2020
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of LHFI Loan Portfolio	Weighted Average Loan Life
Consumer loans
Residential first mortgage	$2,251	13.9%	$49	2.2%	4
Home equity	854	5.3%	25	2.9%	3
Other consumer	1,004	6.2%	40	4.0%	3
Total consumer loans	4,109	25.4%	114	2.8%
Commercial loans
Commercial real estate	3,060	18.9%	103	3.4%	2
Commercial and industrial	1,382	8.5%	57	4.1%	2
Warehouse lending	7,658	47.2%	6	0.1%	—
Total commercial loans	12,100	74.6%	166	1.4%
Total consumer and commercial loans	$16,209	100.0%	$280	1.7%
Total consumer and commercial loans excluding warehouse	$8,551	52.8%	$274	3.2%
(1)    Excludes loans carried under the fair value option.
(2)    Includes allowance for loan losses and reserve for unfunded commitments.

The following tables set forth certain information regarding nonaccrual loans, including the allowance amount as a percentage of nonaccruals:

	December 31, 2021		December 31, 2020
	Nonaccrual Loans (2)	Nonaccruals as Percent of LHFI Loan Portfolio (1)	Nonaccrual Loans (2)	Nonaccruals as Percent of LHFI Loan Portfolio (1)
Consumer loans
Residential first mortgage	$49	3.2%	$31	1.4%
Home equity	9	1.5%	5	0.6%
Other consumer	4	0.3%	2	0.2%
Total consumer loans	62	1.8%	38	0.9%
Commercial loans
Commercial real estate	—	—%	3	0.1%
Commercial and industrial	32	1.8%	15	1.1%
Total commercial loans	32	0.3%	18	0.1%
Total consumer and commercial loans	$94	0.7%	$56	0.3%
(1)    Loan portfolio excludes loans carried under the fair value option.
(2)    The delinquency status for loans in forbearance are frozen for loans at inception of the forbearance period and is resumed when the borrower's forbearance period ends.

Nonaccrual loans as a percentage of LHFI was 0.7 percent as of December 31, 2021 compared to 0.3 percent as of December 31, 2020. The increase in nonaccrual loan percentage is consistent with the increase in nonaccrual loans related to worsening economic conditions, offset by growth in the LHFI portfolio.

The following tables set forth certain information regarding net charge-offs and net charge-offs as a percentage of amortized cost:

	December 31, 2021		December 31, 2020
	Net (charge-offs) recoveries	Net charge-offs as a Percent of Average LHFI Loan Portfolio	Net (charge-offs) recoveries	Net charge-offs as a Percent of Average LHFI Loan Portfolio
Consumer loans
Residential first mortgage	$(3)	0.1%	$(6)	0.2%
Home equity	1	0.1%	1	N/M
Other consumer	(2)	0.2%	(3)	0.3%
Total consumer loans	(4)	0.1%	(8)	0.2%
Commercial loans
Commercial real estate	—	—%	—	—%
Commercial and industrial	7	(0.5)%	(1)	0.1%
Total commercial loans	7	0.1%	(1)	—%
Total consumer and commercial loans	$3	—%	$(9)	0.1%

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

    Our ALCO, which is composed of our executive officers and certain other members of management, monitors interest rate risk on an ongoing basis in accordance with policies approved by our Board of Directors. The ALCO reviews interest rate positions and considers the impact projected interest rate scenarios have on earnings, capital, liquidity, business strategies, and other factors. However, Management has the latitude to change interest rate positions within certain limits if, in Management's judgment, the change will enhance profitability or minimize risk.

    To assess and manage interest rate risk, sensitivity analysis is used to determine the impact on earnings and the net market value of the balance sheet across various interest rate scenarios, balance sheet trends, and strategies.

Net interest income sensitivity

    Management uses a simulation model to analyze the sensitivity of net interest income to changes in interest rates across various interest rate scenarios which demonstrates the level of interest rate risk inherent in the existing balance sheet. The analysis holds the current balance sheet values constant and does not take into account management intervention. In addition, we assume certain correlation rates, often referred to as a “deposit beta”, for non-maturity interest-bearing deposits, wherein the rates paid to customers change relative to changes in benchmark interest rates. The effect on net interest income over a 12-month time horizon due to hypothetical changes in market interest rates is presented in the table below. In this interest rate shock simulation, as of the periods presented, interest rates have been adjusted by instantaneous parallel changes rather than in a ramp simulation which applies interest rate changes over time. All rates, short-term and long-term, are changed by the same amount (e.g. plus 100 basis points) resulting in the shape of the yield curve remaining unchanged.

December 31, 2021
Scenario	Net Interest Income	$ Change	% Change
(Dollars in millions)
100	$882	$122	16.1%
Constant	760	—	—%
(100)	695	(65)	(8.5)%

December 31, 2020
Scenario	Net Interest Income	$ Change	% Change
(Dollars in millions)
100	$791	$94	13.5%
Constant	697	—	—%
(100)	N/M	N/M	N/M

    In the net interest income simulations, our balance sheet exhibits asset sensitivity. When interest rates rise, our net interest income increases. Conversely, when interest rates fall, our net interest income decreases.

    The net interest income sensitivity analysis has certain limitations and makes various assumptions. Key elements of this interest rate risk exposure assessment include maintaining a static balance sheet and parallel rate shocks. Future interest rates not moving in a parallel manner across the yield curve, how the balance sheet will respond and shift based on a change in future interest rates, the impact of interest rate floors on certain of our commercial loans and how the Company will respond are not included in this analysis and limit the predictive value of these scenarios.

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

December 31, 2021					December 31, 2020
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change	Policy Limits
(Dollars in millions)
300	$4,579	18.2%	$1,042	29.5%	300	$3,948	12.7%	$890	29.1%	(22.5)%
200	4,232	16.8%	695	19.6%	200	3,755	12.1%	697	22.8%	(15.0)%
100	3,939	15.6%	402	11.4%	100	3,474	11.2%	416	13.6%	(7.5)%
Current	3,537	14.0%	—	—%	Current	3,058	9.9%	—	—%	—%
(100)	N/M	N/M	N/M	N/M	(100)	N/M	N/M	N/M	N/M	7.5%

    Our balance sheet exhibits asset sensitivity in various interest rate scenarios. The increase in EVE as rates raise is the result of the amount of assets that would be expected to reprice exceeding the amount of liabilities repriced. This increased as of December 31, 2021 compared to December 31, 2020 due to the addition of pay fixed interest rate swaps. At December 31, 2021 and December 31, 2020, for each scenario shown, the percentage change in our EVE is within our Board policy limits.

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

Mortgage Servicing Rights (MSRs)

    Our MSRs are sensitive to changes in interest rates and are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve. We utilize derivatives, including interest rate swaps and swaptions, as part of our overall hedging strategy to manage the impact of changes in the fair value of the MSRs, however these risk management strategies do not completely eliminate all risk. Our hedging strategies rely on assumptions and projections regarding assets and general market factors, many of which are outside of our control. For further information, see Note 10 - Mortgage Servicing Rights and Note 11 - Derivative Financial Instruments.

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$115	$107	$96
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other	(99)	(109)	(89)
Changes in fair value	57	(50)	(76)
Gain (loss) on MSR derivatives (2)	(37)	65	76
Net transaction costs from sales	(13)	(3)	(1)
Total return included from net return on mortgage servicing rights	$23	$10	$6
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives used to hedge the fair value of the MSRs.

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

Parent Company Liquidity

    The Company currently obtains its liquidity primarily from dividends from the Bank. The primary uses of the Company's liquidity are debt service, operating expenses and the payment of cash dividends to shareholders. The Company holds $150 million of subordinated debt which is scheduled to mature on November 1, 2030. During 2021, the Bank remitted a total of $225 million in dividend payments to the Company and at December 31, 2021, the Company held $213.2 million of cash on deposit at the Bank, which is sufficient to cover cash outflows needed to service the subordinated debt, pay dividends and cover the operating expense of the Company.

The OCC and the FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. Whether an application or notice is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the dividend. Additional restrictions on dividends apply if the Bank fails the QTL test for more than three out of the prior twelve months. As of December 31, 2021, the Bank is in compliance with the QTL test, having qualified assets above the 65 percent requirement in each of the twelve prior months. As of December 31, 2021, the Bank is able to pay dividends to the holding company of approximately $387 million without submitting an application to the OCC and remain well capitalized.

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

    Further, other sources of liquidity include our LHFS portfolio and unencumbered investment securities. We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan closings are readily convertible to cash, either by selling them as part of our monthly agency sales, RMBS, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. In addition, we have the ability to sell unencumbered investment securities or use them as collateral. At December 31, 2021, we had $0.3 billion of advances outstanding and an additional $3.8 billion of collateralized borrowing capacity available at the FHLB.

    Our primary measure of liquidity is a ratio of ready liquidity to volatile funding, the volatile funds coverage ratio (“VFCR”). The VFCR is a liquidity coverage ratio that is customized to our business and ensures we have adequate coverage to meet our liquidity needs during times of liquidity stress. Volatile funds are the portion of the Bank’s funding identified as being at a higher risk of runoff in times of stress. Ready liquidity consists of cash on reserve at the Federal Reserve and unused borrowing capacity provided by the loan and investments portfolios. The VFCR is calculated, reported, and forecasted daily as part of our liquidity management framework and as of December 31, 2021 was 145.1 percent and in compliance with our board policy limit of 90 percent.

    Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is funded with stable core deposits whereas our warehouse loans and LHFS may be funded with FHLB borrowings and custodial deposits. Warehouse loans are typically more liquid than other loan assets, as loans are paid within a short amount of time, when the lender sells the loan to an outside investor or, in some instances, to the Bank. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's average HFI loan-to-deposit ratio was 70.5 percent for the twelve months ended December 31, 2021. Excluding warehouse loans, which have draws that typically pay off within a few weeks, and custodial deposits, which represent mortgage escrow accounts on deposit with the Bank, the average adjusted HFI loan-to-deposit ratio was 62.8 percent for the twelve months ended December 31, 2021.

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

    The following table presents primary sources of funding as of the dates indicated:

	December 31, 2021	December 31, 2020	Change
	(Dollars in millions)
Retail deposits	$10,264	$9,971	$293
Government deposits	2,000	1,765	235
Wholesale deposits	1,141	1,031	110
Custodial deposits	4,604	7,206	(2,602)
Total deposits	18,009	19,973	(1,964)
FHLB advances and other short-term debt	3,280	5,100	(1,820)
Other long-term debt	396	641	(245)
Total borrowed funds	3,676	5,741	(2,065)
Total funding	$21,685	$25,714	$(4,029)

    The following table presents our borrowing capacity as of the dates indicated:

	December 31, 2021	December 31, 2020	Change
	(Dollars in millions)
Federal Home Loan Bank
Line of credit	$30	$30	$—
Collateralized borrowing capacity	3,792	2,360	1,432
Total unused borrowing capacity	3,822	2,390	1,432

FRB discount window
Collateralized borrowing capacity	1,666	1,374	292

Unencumbered investment securities
Agency - Commercial (1)	123	1,263	(1,140)
Agency - Residential (1)	55	815	(760)
Municipal obligations	18	23	(5)
Corporate debt obligations	54	62	(8)
Other	1	1	—
Total unencumbered investment securities	251	2,164	(1,913)
Total borrowing capacity	$5,739	$5,928	$(189)
(1)    These are not currently pledged to the FHLB but are eligible to be pledged, at our discretion.

Deposits

    The following table presents the composition of our deposits:

	At December 31,
	2021		2020		2019		Change
	Balance	% of Deposits	Balance	% of Deposits	Balance	% of Deposits	2021 vs. 2020	2020 vs. 2019
	(Dollars in millions)
Retail deposits
Branch retail deposits
Savings accounts	$3,751	20.8%	$3,437	17.2%	$3,030	20.0%	$314	$407
Demand deposit accounts	1,946	10.8%	1,726	8.6%	1,318	8.7%	$220	408
Certificates of deposit/CDARS (1)	951	5.3%	1,355	6.8%	2,353	15.5%	$(404)	(998)
Money market demand accounts	494	2.7%	490	2.5%	495	3.3%	$4	(5)
Total branch retail deposits	7,142	39.7%	7,008	35.1%	7,196	47.5%	134	(188)
Commercial deposits (2)
Demand deposit accounts	2,194	12.2%	2,294	11.5%	1,438	9.5%	(100)	856
Savings accounts	520	2.9%	461	2.3%	342	2.3%	59	119
Money market demand accounts	408	2.2%	208	1.0%	188	1.2%	200	20
Total commercial deposits	3,122	17.3%	2,963	14.8%	1,968	13.0%	159	995
Total retail deposits	$10,264	57.0%	$9,971	49.9%	$9,164	60.5%	$293	$807
Government deposits
Savings accounts	$721	4.0%	$778	3.9%	$495	3.3%	$(57)	$283
Demand deposit accounts	664	3.7%	529	2.6%	360	2.4%	135	169
Certificates of deposit/CDARS (1)	609	3.4%	458	2.3%	358	2.4%	151	100
Money market demand accounts	6	—%	—	—%	—	—%	6	—
Total government deposits	2,000	11.1%	1,765	8.8%	1,213	8.0%	235	552
Custodial deposits (3)	4,604	25.6%	7,206	36.1%	4,136	27.3%	(2,602)	3,070
Wholesale deposits	1,141	6.3%	1,031	5.2%	633	4.2%	110	398
Total deposits (4)	$18,009	100.0%	$19,973	100.0%	$15,146	100.0%	$(1,964)	$4,827
(1)The aggregate amount of CD with a minimum denomination of $100,000 was approximately $1.2 billion, $1.3 billion, and $1.7 billion at December 31, 2021, December 31, 2020, and December 31, 2019 respectively.
(2)Contains deposits from commercial and business banking customers.
(3)Represents investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others and that have been placed on deposit with the Bank.
(4)Total exposure related to uninsured deposits over $250,000 was approximately $5.6 billion and $5.9 billion at December 31, 2021 and December 31, 2020, respectively. For further information, see Note 12 - Deposit Accounts.

    Total deposits decreased $2.0 billion, or 9.8 percent, at December 31, 2021, compared to December 31, 2020, primarily driven by a decrease in custodial deposits of $2.6 billion primarily driven by a reduction in mortgage refinance activity partially offset by higher retail and government deposits supported by higher average customer balances.

    We utilize local governmental agencies and other public units as an additional source for deposit funding. At December 31, 2021, we were required to hold collateral for certain Michigan, California, Indiana, Wisconsin and Ohio government deposits based on a variety of factors including, but not limited to, the size of individual deposits and FDIC limits. At December 31, 2021, required collateral held on government deposits was $0.2 billion. At December 31, 2021, government deposit accounts included $0.6 billion of certificates of deposit with maturities typically less than one year and $1.4 billion of checking and savings accounts.

    Custodial deposits arise due to our servicing or subservicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. For certain subservice agreements, we give a LIBOR-based fee credit to the MSR owner who controls the custodial deposit against subservicing income. This cost is a component of net loan administration income.

    We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks and customers may receive FDIC insurance up to $50 million. This program helps the

Bank secure larger deposits and attract and retain customers. At December 31, 2021, we had $115 million of total CDs enrolled in the CDARS program, a decrease of $9 million from December 31, 2020.

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

    We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, HELOC, CRE loans and investment securities. As of December 31, 2021, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10.0 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At December 31, 2021, we had $3.0 billion of advances outstanding and an additional $3.8 billion of collateralized borrowing capacity available at the FHLB.

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

    At December 31, 2021, we pledged collateral, which included commercial loans, municipal bonds, and agency bonds, to the FRB of Chicago amounting to $2.3 billion with a lendable value of $1.7 billion. At December 31, 2020, we pledged collateral to the FRB of Chicago amounting to $1.9 billion with a lendable value of $1.4 billion. We do not typically utilize this available funding source, and at December 31, 2021 and December 31, 2020, we had no borrowings outstanding against this line of credit.

Other Unsecured Borrowings

    We have access to overnight federal funds purchased lines with other Federal Reserve member institutions. We utilize this source of funding for short-term liquidity needs, depending on the availability and cost of our other funding sources. At December 31, 2021, we had $280 million of borrowings outstanding under this source of funding. Additional borrowing capacity under this and other sources of funding can vary depending on market conditions.

Debt

    As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock ("trust preferred securities"). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At December 31, 2021, we are current on all interest payments. Additionally, we have $150 million of subordinated debt (the "Notes"), which matures on November 1, 2030.

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

    The following table summarizes contractual obligations at December 31, 2021, and the future periods in which the obligations are expected to be settled in cash:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(Dollars in millions)
Deposits without stated maturities	$10,704	$—	$—	$—	$10,704
Short-term FHLB advances and other borrowings	1,717	795	181	8	2,701
Certificates of deposits	1,800	—	—	—	1,800
Long-term FHLB advances	200	600	—	600	1,400
Subordinated debt	—	—	—	247	247
Trust preferred securities	—	—	—	148	148
Operating leases	9	13	6	2	30
Other (1)	23	25	3	2	53
Total	$14,453	$1,433	$190	$1,007	$17,083
(1)     Includes contracts with vendors and commitments to various limited partnerships including those that invest in housing projects qualifying for the low income housing tax credit.

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

Loans with Government Guarantees

    Substantially all our LGG continue to be insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs ("VA"). In the event of a government guaranteed loan borrower default, the Bank has a unilateral option to repurchase loans sold to GNMA if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the FHA until claimed. Additionally, if the Bank cures the loan, it can be resold to GNMA, usually at a gain. If not, the Bank can begin the process of collecting the government guarantee by filing a claim in accordance with established guidelines. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk.

    Additional expenses or charges may arise on LGG due to VA loan insurance limits and FHA property foreclosure and preservation requirements that may result in a loss in excess of all, or part of, the guarantee. During the year-ended December 31, 2021, we had less than $2.7 million in net charge-offs related to LGG and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages.

    Our LGG portfolio totaled $1.7 billion at December 31, 2021, as compared to $2.5 billion at December 31, 2020. GNMA has granted borrowers with an option to seek forbearances on their mortgage repayments. $0.2 billion of GNMA loans are in forbearance as of December 31, 2021. When a GNMA loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) the loan is required to be re-recognized on the balance sheet by the MSR owner. These loans are recorded in LGG, and the liability to repurchase the loans is recorded in loans with government guarantees repurchase liability on the Consolidated Statements of Financial Condition. This resulted in $0.2 billion of repurchase liability as of December 31, 2021, a $1.7 billion decrease from December 31, 2020 due to a lower amount of loans being in active forbearance.
    For further information, see Note 5 - Loans with Government Guarantees and the Credit Risk - Payment Deferrals section of the MD&A.

Regulatory Risks

Department of Justice Settlement Agreement

On February 24, 2012, the Bank entered into a Settlement Agreement with the DOJ (the "Settlement Agreement") under which we agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting certain conditions. On March 30, 2021, the Bank signed a Settlement and Dismissal Amendment (the "Amendment") with the DOJ. Under the Amendment we agreed to make a $70 million one-time restitution cash payment and removed any further obligations related to the original Settlement Agreement. We recorded a $35 million expense to adjust the fair value of the DOJ Liability through other noninterest expense in the first quarter of 2021 which brought the fair value of the DOJ Liability to $70 million as of March 31, 2021, consistent with the Amendment. The final payment was made on April 8, 2021. For further information on the fair value of the liability, see Note 20 - Fair Value Measurements.

Representation and Warranty Reserve

    When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac). An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Financial Condition, which was $4 million and $7 million at December 31, 2021 and December 31, 2020, respectively.

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

    The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines reached by Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 10.54 percent at December 31, 2021, providing a 554 basis point stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 15.88 percent at December 31, 2021, providing a 588 basis point buffer above the minimum level needed to be considered "well-capitalized".

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

    On March 27, 2020, in response to COVID-19, U.S. banking regulators issued an interim final rule that allows banking organizations the option to delay the initial adoption impact of CECL on regulatory capital for two years followed by a three-year transition period. During the two-year delay we added back to CET1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in the ACL (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over the three-year period.

    For the period presented, the following table sets forth our capital ratios, as well as our excess capital over well-capitalized minimums.

Flagstar Bancorp	Actual		Well-Capitalized Under Prompt Corrective Action Provisions		Excess Capital Over Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
December 31, 2021
Tier 1 leverage capital (to adjusted avg. total assets)	$2,798	10.54%	$1,327	5.0%	$1,471	5.5%
Common equity Tier 1 capital (to RWA)	2,558	13.19%	1,261	6.5%	1,297	6.7%
Tier 1 capital (to RWA)	2,798	14.43%	1,552	8.0%	1,246	6.4%
Total capital (to RWA)	3,080	15.88%	1,940	10.0%	1,140	5.9%

    As presented in the table above, our constraining capital ratio is our total capital to risk weighted assets at 15.88 percent. It would take $1.1 billion after-tax losses, with the balance sheet remaining constant, for our total risk-based capital ratio to fall below the level considered to be "well-capitalized".

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

    The following tables provide a reconciliation of non-GAAP financial measures.

	At December 31,
	2021	2020	2019
	(Dollars in millions)
Total stockholders' equity	$2,718	$2,201	$1,788
Less: Goodwill and intangible assets	147	157	170
Tangible book value/Tangible common equity	$2,571	$2,044	$1,618

Number of common shares outstanding	53,197,650	52,656,067	56,631,236
Tangible book value per share	$48.33	$38.80	$28.57

Total Assets	$25,483	$31,038	$23,266
Tangible common equity to asset ratio	10.09%	6.58%	6.95%

	At December 31,
	2021	2020	2019
	(Dollars in millions, except share data)
Net income	$533	$538	$218
Plus: Intangible asset amortization, net of tax	8	10	12
Tangible net income	541	548	230

Total average equity	2,514	2,052	1,695
Less: Average goodwill and intangible assets	152	164	179
Total average tangible equity	2,666	2,216	1,874

Return on average tangible common equity	22.94%	29.00%	15.15%
Adjustment for merger / acquisition costs	1.01%	—%	0.06%
Adjustment to remove DOJ settlement expense	1.82%	—%	(1.34)%
Adjustment for former CEO SERP agreement	(0.52)%	—%	—%
Adjusted return on average tangible common equity	25.25%	29.00%	13.87%

Return on average assets	1.89%	2.00%	1.05%
Adjustment to remove DOJ	0.10%	—%	(0.09)%
Adjustment for former CEO SERP settlement agreement	(0.03)%	—%	—%
Adjustment for merger costs	0.05%	—%	—%
Adjusted return on average assets	2.01%	2.00%	0.96%

Adjusted HFI loan-to-deposit ratio.

	December 31, 2021	December 31, 2020	December 31, 2019
	(Dollars in millions)
Average LHFI	$13,860	$13,997	$10,932
Less: Average warehouse loans	5,583	4,694	2,112
Adjusted average LHFI	$8,277	$9,303	$8,820

Average deposits	$19,653	$18,544	$14,708
Less: Average custodial deposits	6,465	6,725	3,839
Adjusted average deposits	$13,188	$11,819	$10,869

HFI loan-to-deposit ratio	70.5%	75.5%	74.3%
Adjusted HFI loan-to-deposit ratio	62.8%	78.7%	81.1%

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Noninterest expense	$1,213	$1,142	$888
Adjustment for merger / acquisition costs	20	—	1
Adjustment to remove DOJ settlement expense	35	—	—
Adjustment for former CEO SERP agreement	(10)	—	—
Adjusted noninterest expense	$1,168	$1,142	$887

Income before income taxes	$690	$704	$266
Adjustment to remove DOJ settlement expense	35	—	(25)
Adjustment for former CEO SERP agreement	(10)	—	—
Adjustment for merger costs	20	—	—
Adjusted income before income taxes	$735	$704	$241

Provision for income taxes	$157	$166	$48
Adjustment to remove DOJ settlement expense	(8)	—	(5)
Adjustment for former CEO SERP agreement	2	—	—
Adjustment for merger costs	(4)	—	—
Adjusted provision for income taxes	$167	$166	$53

Net income	$533	$538	$218
Adjusted net income	$568	$538	$199

Weighted average common shares outstanding	52,792,931	56,094,542	56,584,238
Weighted average diluted common shares	53,519,086	56,505,813	57,238,978
Adjusted basic earnings per share	$10.75	$9.59	$3.50
Adjusted diluted earnings per share	$10.60	$9.52	$3.46

Average interest-earning assets	$25,591	$24,431	$18,453
Net interest margin	2.92%	2.80%	3.05%
Adjustment to LGG loans available for repurchase	0.11%	0.11%	—%
Adjusted net interest margin	3.03%	2.91%	3.05%

Efficiency Ratio	67.7%	57.2%	75.8%
Adjustment for early extinguishment loss	—%	(0.3)%	—%
Adjustment to remove DOJ settlement expense	(1.4)%	—%	1.6%
Adjustment for former CEO SERP agreement	0.6%	—%	—%
Adjustment for merger costs	(1.1)%	—%	—%
Adjusted efficiency ratio	65.8%	56.9%	77.4%

Accounting and Reporting Developments

Adoption of New Accounting Standards

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

Allowance for Credit Losses

    ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), requires financial assets to be presented at the net amount expected to be collected (i.e. net of expected lifetime credit losses). In addition, the standard requires a reserve to be recorded for expected lifetime credit losses on our unfunded commitments. Therefore, we record ALLL on relevant financial assets and a reserve for unfunded commitments on our Consolidated Statements of Financial Condition, collectively referred to as the ACL.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flagstar Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Allowance for Credit Losses on Loans - General Allowance for Credit Losses for the Residential First Mortgage, Home Equity and Commercial Portfolios
As described in Notes 1 and 4 to the consolidated financial statements, the allowance for credit losses represents management's estimate of expected lifetime losses in the Loans Held-for-Investment (LHFI) portfolio, excluding loans carried under the fair value option. The allowance for credit losses totaled $170 million as of December 31, 2021, which consists of $154 million related to the allowance for credit losses on funded loans in the LHFI portfolio and $16 million related to the reserve for unfunded commitments. The allowance for credit losses on loans for the residential first mortgage, home equity and commercial portfolios totaled $40 million, $14 million, and $60 million, respectively. Management establishes the general allowance for expected lifetime losses on non-impaired loans by segmenting the portfolio based upon common risk characteristics. The general allowance is determined through a model-based estimate by applying probability of default and loss given default assumptions to the expected exposure at default. Management considers the qualitative factors that are likely to cause the allowance associated with their existing portfolio to differ from the output of the models. The most significant qualitative factors include changes in economic and business conditions, changes in nature and volume of the portfolio and changes in the volume and severity of past due loans.
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
Valuation of Mortgage Servicing Rights
As described in Notes 1 and 20 to the consolidated financial statements, the Company purchases and originates mortgage loans for sale to the secondary market. If the Company retains the right to service the loan at the time of sale, a mortgage servicing right (MSR) is created and recorded at fair value, where fair value represents the price that would be received to sell an asset through an orderly transaction between market participants at the measurement date. MSRs represented $392 million or 88% of the Company’s total level 3 assets at fair value as of December 31, 2021. Management uses an internal valuation model that utilizes an option-adjusted spread, constant prepayment rates, costs to service, and other assumptions to determine the fair value of MSRs. Management obtains third-party valuations of the MSR portfolio on a quarterly basis from independent valuation services to assess the reasonableness of the fair value calculated by the internal valuation model.
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
March 1, 2022

We have served as the Company’s auditor since 2015.

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	December 31,
	2021	2020
Assets
Cash	$277	$251
Interest-earning deposits	774	372
Total cash and cash equivalents	1,051	623
Investment securities available-for-sale	1,804	1,944
Investment securities held-to-maturity	205	377
Loans held-for-sale ($4,920 and $7,009 measured at fair value, respectively)	5,054	7,098
Loans held-for-investment ($16 and $13 measured at fair value, respectively)	13,408	16,227
Loans with government guarantees	1,650	2,516
Less: allowance for loan losses	(154)	(252)
Total loans held-for-investment and loans with government guarantees, net	14,904	18,491
Mortgage servicing rights	392	329
Federal Home Loan Bank stock	377	377
Premises and equipment, net	360	392
Goodwill and intangible assets	147	157
Bank-owned life insurance	365	358
Other assets	824	892
Total assets	$25,483	$31,038
Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$7,088	$9,458
Interest-bearing deposits	10,921	10,515
Total deposits	18,009	19,973
Short-term Federal Home Loan Bank advances and other	1,880	3,900
Long-term Federal Home Loan Bank advances	1,400	1,200
Other long-term debt	396	641
Loans with government guarantees repurchase liability	200	1,851
Other liabilities ($0 and $35 measured at fair value, respectively)	880	1,272
Total liabilities	22,765	28,837
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 and 80,000,000 shares authorized; 53,197,650 and 52,656,067 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,355	1,346
Accumulated other comprehensive income	35	47
Retained earnings	1,327	807
Total stockholders’ equity	2,718	2,201
Total liabilities and stockholders’ equity	$25,483	$31,038

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In millions, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Interest Income
Loans	$764	$748	$713
Investment securities	46	70	77
Interest-earning deposits and other	—	1	4
Total interest income	810	819	794
Interest Expense
Deposits	32	81	138
Short-term Federal Home Loan Bank advances and other	4	16	59
Long-term Federal Home Loan Bank advances	13	12	7
Other long-term debt	14	25	28
Total interest expense	63	134	232
Net interest income	747	685	562
(Benefit) provision for credit losses	(112)	149	18
Net interest income after provision (benefit) for credit losses	859	536	544
Noninterest Income
Net gain on loan sales	655	971	335
Loan fees and charges	141	150	100
Net return on mortgage servicing rights	23	10	6
Loan administration income	121	84	30
Deposit fees and charges	34	32	38
Other noninterest income	70	63	101
Total noninterest income	1,044	1,310	610
Noninterest Expense
Compensation and benefits	533	466	377
Commissions	194	232	111
Occupancy and equipment	188	176	161
Loan processing expense	86	83	80
Legal and professional expense	45	31	27
Federal insurance premiums	20	24	20
Intangible asset amortization	11	13	15
General, administrative and other	136	117	97
Total noninterest expense	1,213	1,142	888
Income before income taxes	690	704	266
Provision for income taxes	157	166	48
Net income	$533	$538	$218
Net income per share
Basic	$10.10	$9.59	$3.85
Diluted	$9.96	$9.52	$3.80
Weighted average shares outstanding
Basic	52,792,931	56,094,542	56,584,238
Diluted	53,519,086	56,505,813	57,238,978
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$533	$538	$218
Other comprehensive income (loss), net of tax
Investment securities	(37)	51	48
Derivatives and hedging activities	25	(5)	—
Other comprehensive income (loss), net of tax	(12)	46	48
Comprehensive income	$521	$584	$266

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except share data)

	Common Stock
	Number of Shares Outstanding	Amount of Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2018	57,749,464	$1	$1,522	$(47)	$94	$1,570
Net income	—	—	—	—	218	218
Total other comprehensive income	—	—	—	48	—	48
Shares issued from the Employee Stock Purchase Plan	106,881	—	—	—	—	—
Dividends declared and paid	376	—	—	—	(9)	(9)
Stock-based compensation	292,220	—	11	—	—	11
Repurchase of common shares (1)	(1,517,705)	—	(50)	—	—	(50)
Balance at December 31, 2019	56,631,236	$1	$1,483	$1	$303	$1,788
Net income	—	—	—	—	538	538
Total other comprehensive income	—	—	—	46	—	46
Shares issued from the Employee Stock Purchase Plan	181,875	—	—	—	—	—
Dividends declared and paid	729	—	—	—	(11)	(11)
Stock-based compensation	429,874	—	13	—	—	13
CECL adjustment to retained earnings	—	—	—	—	(23)	(23)
Repurchase of common shares (1)	(4,587,647)	—	(150)	—	—	(150)
Balance at December 31, 2020	52,656,067	$1	$1,346	$47	$807	$2,201
Net income	—	—	—	—	533	533
Total other comprehensive income	—	—	—	(12)	—	(12)
Shares issued from the Employee Stock Purchase Plan	106,707	—	—	—	—	—
Dividends declared and paid	485	—	—	—	(13)	(13)
Stock-based compensation	434,391	—	9	—	—	9
Balance at December 31, 2021	53,197,650	$1	$1,355	$35	$1,327	$2,718
(1)Includes dividend reinvestment shares.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2021	2020	2019
Operating Activities
Net income	$533	$538	$218
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	84	76	70
Provision (benefit) for credit losses	(112)	149	18
Net gain on loan and asset sales	(655)	(971)	(335)
Proceeds from sales of HFS	51,036	41,799	15,866
Origination, premium paid and purchase of loans, net of principal repayments	(51,703)	(48,857)	(32,715)
Net change in:
Other	(361)	(763)	(205)
Net cash used in operating activities	$(1,178)	$(8,029)	$(17,083)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	$2,541	$6,756	$15,873
Collection of principal on investment securities AFS	732	610	184
Purchase of investment securities AFS and other	(408)	(360)	(500)
Collection of principal on investment securities HTM	172	221	106
Proceeds received from the sale of LHFI	79	488	219
Net origination, purchase, and principal repayments of LHFI	2,771	(4,650)	(3,179)
Acquisition of premises and equipment, net of proceeds	(33)	(54)	(61)
Net purchase of FHLB stock	—	(74)	—
Proceeds from the sale of MSRs	147	65	62
Other, net	(21)	(16)	(16)
Net cash provided by investing activities	$5,980	$2,986	$12,688
Financing Activities
Net change in deposit accounts	$(1,964)	$4,826	$2,766
Net change in short-term FHLB borrowings and other short-term debt	(2,020)	(265)	923
Proceeds from increases in FHLB long-term advances and other debt	200	550	550
Repayment of long-term FHLB advances	—	—	(50)
Repayment of long-term debt	(246)	(3)	—
Proceeds from issuance of subordinated debt	—	150	—
Subordinated debt issuance costs	—	(2)	—
Net receipt of payments of loans serviced for others	(319)	165	284
Dividends declared and paid	(13)	(11)	(9)
Stock repurchase	—	(150)	(50)
Other	(2)	(19)	5
Net cash provided by (used in) by financing activities	$(4,364)	$5,241	$4,419
Net increase in cash, cash equivalents and restricted cash (1)	438	198	24
Beginning cash, cash equivalents and restricted cash (1)	654	456	432
Ending cash, cash equivalents and restricted cash (1)	$1,092	$654	$456
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$70	$133	$230
Income tax payments	$185	$161	$4
Non-cash reclassification of investment securities HTM to AFS	$—	$—	$—
Non-cash reclassification of loans originated LHFI to LHFS	$55	$549	$120
Non-cash reclassification of LHFS to AFS securities	$2,795	$6,761	$15,458
MSRs resulting from sale or securitization of loans	$269	$268	$223
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

On April 26, 2021, it was announced that New York Community Bancorp, Inc. ("NYCB") and Flagstar had entered into a definitive merger agreement (the "Merger Agreement") under which the two companies will combine in an all stock merger. Under the terms of the Merger Agreement, Flagstar shareholders will receive 4.0151 shares of NYCB common stock for each Flagstar share they own. The combined company expects to have over $85 billion in assets and operate nearly 400 traditional branches in nine states and over 80 loan production offices across a 28 state footprint. On August 4, 2021, Flagstar's and NYCB's shareholders each voted in their respective special meetings of shareholders to approve the proposed business combination. The transaction is subject to customary closing conditions, including regulatory approvals.

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

Investment Securities

    We measure securities classified as AFS at fair value, with unrealized gains and losses, net of tax, included in other comprehensive income (loss) in stockholders’ equity. We recognize realized gains and losses on AFS securities when securities are sold. The cost of securities sold is based on the specific identification method. Any gains or losses realized upon the sale of a security are reported in other noninterest income in the Consolidated Statements of Operations. The fair value of investment securities is based on observable market prices, when available. If observable market prices are not available, our valuations are based on alternative methods, including: quotes for similar fixed-income securities, matrix pricing, or discounted cash flow methods. Fair values are obtained through an independent third party utilizing a pricing service and are compared to independent pricing sources on a quarterly basis. For further information, see Note 2 - Investment Securities and Note 20 - Fair Value Measurements.

Investment securities HTM are carried at amortized cost and are adjusted for the amortization of premiums and accretion of discounts using the interest method. Transfers of investment securities into the HTM category from the AFS category are accounted for at fair value at the date of transfer. Any related unrealized holding gain (loss), net of tax, that was included in the transfer is retained in other comprehensive income (loss) and is amortized as an adjustment to interest income over the remaining life of the securities.

We separately evaluate our HTM debt securities for any credit losses. For each of the years in the three-year period ended December 31, 2021, all of our investment securities HTM were issued by U.S. government entities and agencies. These

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses; therefore, we apply a zero credit loss assumption to this portfolio and did not record any credit allowance for each of the three years ended December 31, 2021.

    We evaluate AFS debt securities where the value has declined below amortized cost for impairment. If we intend to sell or believe it is more likely than not that we will be required to sell the debt security, it is written down to fair value through earnings. For AFS debt securities we intend to hold, we evaluate the debt securities for expected credit losses, except for debt securities that are guaranteed by the U.S. Treasury, U.S. government agencies or sovereign entities of high credit quality for which we apply a zero loss assumption and comprised 82 percent of our AFS portfolio at December 31, 2021. For the remaining AFS securities, any decline in fair value that is related to market factors is recognized in OCI and credit losses are recognized as an increase to the ACL through the credit loss provision. For each of the years in the three-year period ended December 31, 2021, we had no unrealized credit losses.

    Investment securities transactions are recorded on the trade date for purchases and sales. Interest earned on investment securities, including the amortization of premiums and the accretion of discounts, are determined using the effective interest method over the period of maturity and recorded in interest income in the Consolidated Statements of Operations. Accrued interest receivable on investment securities totaled $4 million at December 31, 2021 and was reported in Other assets on the Consolidated Statements of Financial Condition.

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

Loans Held-for-Investment

    We classify loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. Loans held-for-investment are reported at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs. Accrued interest receivable on loans held-for-for investment totaled $35 million at December 31, 2021 and was reported in Other assets on the Consolidated Statements of Financial Condition. Premiums and discounts on purchased loans and non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, are deferred and recognized over the life of the related loans as an adjustment to the loans’ effective yield, which is included in interest income on loans in the Consolidated Statements of Operations.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

We measure the allowance using the applicable dual risk rating model which measures probability of default, loss given default and exposure at default. As of December 31, 2021, we utilized the Moody’s November 2021 economic scenarios in our forecast, which were materially consistent with the December scenarios: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. Within our composite forecast, unemployment ends 2021 at 5 percent and will recover slightly in 2022, ending the year just under 5 percent. GDP continues to recover throughout 2022 and returns to pre-COVID levels in 2023. HPI decreases by just over 1 percent compared to 2021 year-end levels through the second quarter of 2022 before returning to 2021 year-end levels by the third quarter of 2022. In 2021, we judgmentally decreased our qualitative reserves by $65 million which primarily reflected our best estimates of COVID-19’s impact on our portfolios (including the estimated impact of government stimulus, forbearance/payment holidays, and Fed programs. This decline was primarily driven by a decrease in the model output from Moody’s adverse scenario, improvement in credit performance of previously identified industries and borrowers we believed could be more exposed to the stressful conditions in our forecast and decreased loans in forbearance.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

Repossessed Assets

    Repossessed assets include one-to-four family residential property, commercial property and one-to-four family homes under construction that were acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure. Repossessed assets are initially recorded in other assets at the estimated fair value of the collateral less estimated costs to sell. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect fair value, as well as gains and losses on disposal of these properties, are charged to general, administrative and other within noninterest expense in the Consolidated Statements of Operations as incurred. For further information, see Note 6 - Repossessed Assets and Note 20 - Fair Value Measurements.

Loans with Government Guarantees

    We originate government guaranteed loans which are pooled and sold as Ginnie Mae MBS. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral right to repurchase loans securitized in Ginnie Mae pools that are due, but unpaid, for three consecutive months. As a result, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, we account for the loans as if they had been repurchased. We recognize the loans and corresponding liability as loans with government guarantees and loans with government guarantees repurchase options, respectively, in the Consolidated Statements of Financial Condition. If the loan is repurchased, the liability is cash settled and the loan with government guarantee remains. Once repurchased, we work to cure the outstanding loans such that they are re-eligible for sale or may begin foreclosure and recover losses through a claims process with the government agency, as an approved lender.

Federal Home Loan Bank Stock

    We own stock in the FHLB of Indianapolis, as required to permit us to obtain membership in and to borrow from the FHLB. The stock is redeemable at par and is carried at cost as no market quotes exist for the stock.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

    Intangible assets subject to amortization are amortized over the estimated life, using a method that approximates the time the economic benefits are realized by the Company. Intangible assets are reviewed for impairment only when there is a trigger event or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

    Amortization expense on intangible assets was $11 million and $13 million for the years ended December 31, 2021 and December 31, 2020, respectively. The estimated future aggregate amortization expense on intangible assets for the years ended 2022, 2023, and 2024 is $9 million, $7 million, and $6 million respectively.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    At December 31, 2019, our inventory of leases included various bank branches, ATM locations and retail home lending offices. Many of our leases contain options to extend or terminate early and we consider these options when evaluating the lease term to determine if they are reasonably certain to be exercised based on all relevant economic and financial factors. Lease rental expense totaled approximately $15 million, $13 million, and $12 million for the years ended December 31, 2021, 2020 and 2019, respectively. All leases are classified as operating leases based on their terms.

    The following table reflects information relating to our operating leases:

December 31, 2021
(Dollars in millions)
Operating Leases (1)
Weighted-average remaining lease term (years)	3.66
Weighted-average discount rate	1.3%
Right-of-use asset (2)	$18
Lease liability (3)	$21
(1)Lease expense on operating leases includes a de-minimis amount of short-term lease expense and variable lease expense.
(2)Recorded in premises and equipment on the Consolidated Statements of Financial Condition.
(3)Recorded in other liabilities on the Consolidated Statements of Financial Condition.

    The following table presents our undiscounted cash flows on our operating lease liabilities as of December 31, 2021 and our minimum contractual obligations on our operating leases as of December 31, 2020:

	December 31, 2021	December 31, 2020
	(Dollars in millions)
Within one year	$9	$9
After one year and within two years	8	8
After two years and within three years	5	5
After three years and within four years	4	3
After four years and within five years	2	2
After five years	1	1
Total (1)	$29	$28
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The disaggregation of our revenue from contracts with customers is provided below:

		For the Years Ended December 31,
	Location of Revenue (1)	2021	2020
		(Dollars in millions)
Deposit account and other banking income	Deposit fees and charges	$22	$21
Debit card interchange fees	Deposit fees and charges	12	11
Credit card interchange fees	Other noninterest income	1	1
Wealth management	Other noninterest income	8	8
Total		$43	$41
(1)Recognized within the Community Banking segment.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

    We may utilize interest rate swaps to hedge the forecasted cash flows from our underlying variable-rate FHLB advances and forecasted FHLB advances in qualifying cash flow hedge accounting relationships. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statement of Financial Condition and reclassified into interest expense concurrently with the interest expense on the debt. Interest rate swaps are valued based on quoted prices for similar assets in an active market with inputs that are observable. These hedges are evaluated for effectiveness using regression analysis at the time they are designated and then qualitatively throughout the remaining hedge period unless a change in facts and circumstances is identified. For forecasted FHLB advances being hedged, we evaluate the likelihood of the transaction occurring based on the current facts and circumstances each reporting period to ensure the hedge relationship still qualifies for hedge accounting. If we de-designate a hedge relationship or determine that an interest rate swap no longer qualifies for hedge accounting, changes in fair value are no longer recorded in other comprehensive income. The effective amounts previously recorded in other comprehensive income are recognized in earnings over the remaining life of the hedged item as an adjustment to yield, until the point it is determined that the underlying transaction is probable to not occur, at which point it is reclassified immediately into earnings.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Representation and Warranty Reserve

    When we sell mortgage loans into the secondary mortgage market, we make customary representations and warranties to the purchasers about various characteristics of each loan. Upon the sale of a loan, we recognize a liability for that guarantee at its fair value as a reduction of our net gain on loan sales. Subsequent to the sale, the liability is re-measured on an ongoing basis based upon an estimate of probable future losses. An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Financial Condition, and was $4 million at December 31, 2021, as compared to $7 million at December 31, 2020.

Advertising Costs

    Advertising costs are expensed in the period they are incurred and are included as part of general, administrative and other noninterest expense in the Consolidated Statements of Operations. Advertising expenses totaled $26 million, $22 million, and $25 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

    The following ASUs have been adopted which impact our accounting policies and/or have a financial impact:

    Credit Losses - Effective January 1, 2020, we have adopted the requirements of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) and all related amendments using the modified retrospective method for all financial assets measured at amortized cost, net investments in leases and unfunded commitments. The measurement of current expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. We recorded a net decrease to retained earnings of $23 million as of January 1, 2020 for the cumulative effect of adopting ASC 326.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table illustrates the impact of adopting ASC 326:

	January 1, 2020
	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
	(Dollars in millions)
Assets:
Allowance for loan losses	$107	$23	$130
Liabilities:
Reserve for unfunded commitments	$3	$7	$10

    We adopted the following ASUs during 2021, none of which had a material impact to our financial statements:

Standard	Description	Effective Date
ASU 2021-06	Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update)	July 1, 2021
ASU 2021-01	Reference Rate Reform (Topic 848): Scope	January 1, 2021
ASU 2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	January 1, 2021

Note 2 - Investment Securities

    The following table presents our investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
December 31, 2021
Available-for-sale securities
Agency - Commercial	$739	$8	$—	$747
Agency - Residential	690	9	(3)	696
Corporate debt obligations	70	3	—	73
Municipal obligations	20	—	—	20
Other MBS	268	—	(1)	267
Certificate of deposit	1	—	—	1
Total available-for-sale securities (1)	$1,788	$20	$(4)	$1,804
Held-to-maturity securities
Agency - Commercial	$99	$1	$—	$100
Agency - Residential	106	3	—	109
Total held-to-maturity securities (1)	$205	$4	$—	$209
December 31, 2020
Available-for-sale securities
Agency - Commercial	$1,018	$43	$—	$1,061
Agency - Residential	707	28	—	735
Corporate debt obligations	75	2	—	77
Municipal obligations	27	1	—	28
Other MBS	42	—	—	42
Certificate of deposit	1	—	—	1
Total available-for-sale securities (1)	$1,870	$74	$—	$1,944
Held-to-maturity securities
Agency - Commercial	$193	$7	$—	$200
Agency - Residential	184	9	—	193
Total held-to-maturity securities (1)	$377	$16	$—	$393
(1)There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at December 31, 2021 or December 31, 2020.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    We evaluate AFS debt securities where the value has declined below amortized cost for impairment. If we intend to sell or believe it is more likely than not that we will be required to sell the debt security, it is written down to fair value through earnings. For AFS debt securities that we intend to hold, we evaluate the debt securities for expected credit losses, except for debt securities that are guaranteed by the U.S. Treasury, U.S. government agencies or sovereign entities of high credit quality for which we apply a zero loss assumption, and which comprised 82% of our AFS portfolio as of December 31, 2021. For the remaining AFS securities, credit losses are recognized as an increase to the ACL through the credit loss provision. If any of the decline in fair value is related to market factors, that amount is recognized in OCI. We had no unrealized credit losses during the years ended December 31, 2021, 2020 and 2019.

We separately evaluate our HTM debt securities for any credit losses. As of December 31, 2021 and December 31, 2020, our entire HTM portfolio qualified for the zero loss assumption as all securities are guaranteed by the U.S. Treasury or U.S. government agencies.

Investment securities transactions are recorded on the trade date for purchases and sales. Interest earned on investment securities, including the amortization of premiums and the accretion of discounts, is determined using the effective interest method over the period of maturity and recorded in interest income in the Consolidated Statements of Operations. Accrued interest receivable on investment securities totaled $4 million at December 31, 2021 and $5 million at December 31, 2020, and was reported in other assets on the Consolidated Statements of Financial Condition.

Available-for-sale securities

Securities AFS are carried at fair value. Unrealized gains and losses on AFS securities are reported as a component of other comprehensive income.

    We purchased $408 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, certificates of deposit, and corporate debt obligations during the year-ended December 31, 2021. In addition, we retained $254 million in our own private MBS during the twelve months ended December 31, 2021. We retained $18 million of passive interest in our own private MBS during the twelve months ended December 31, 2020.

There were no sales of AFS securities during the twelve months ended December 31, 2021 and 2020, other than those related to mortgage loans that had been securitized for sale in the normal course of business. During the year-ended December 31, 2019, we sold $432 million of AFS securities, which resulted in a gain of $7 million.

Held-to-maturity securities

Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

There were no purchases or sales of HTM securities during the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    The following table summarizes the unrealized loss positions on available-for-sale and held-to-maturity investment securities, by duration of the unrealized loss:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
December 31, 2021
Available-for-sale securities
Agency - Commercial	$4	2	$—	$143	9	$—
Agency - Residential	—	—	—	291	19	(3)
Municipal obligations	—	—	—	3	1	—
Corporate debt obligations	—	—	—	—	—	—
Other mortgage-backed securities	—	1	—	147	5	(1)
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$—	1	$—
Agency - Residential	—	—	—	—	—	—
December 31, 2020
Available-for-sale securities
Agency - Commercial	$3	1	$—	$7	2	$—
Agency - Residential	—	—	—	—	1	—
Corporate debt obligations	—	—	—	10	3	—
Other mortgage-backed securities	—	—	—	—	1	—
Held-to-maturity securities
Agency - Residential	—	—	—	2	3	—

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

The following table shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-Maturity
	Amortized Cost	Fair Value	Weighted-Average Yield (1)	Amortized Cost	Fair Value	Weighted-Average Yield (1)
	(Dollars in millions)
December 31, 2021
Due in one year or less	$6	$6	2.15%	$6	$6	2.29%
Due after one year through five years	7	7	4.19%	3	3	2.86%
Due after five years through 10 years	224	231	2.84%	3	3	2.07%
Due after 10 years	1,551	1,560	2.24%	193	197	2.49%
Total	$1,788	$1,804		$205	$209
(1) Weighted-average yields are based on amortized cost weighted for the contractual maturity of each security.

    We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. We had pledged investment securities of $1.5 billion and $0.2 billion at December 31, 2021 and 2020, respectively.

Note 3 - Loans Held-for-Sale

    The majority of our mortgage loans originated as LHFS are ultimately sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label mortgage-backed securities. At December 31, 2021 and 2020, LHFS totaled $5.1 billion and $7.1 billion, respectively. For the years ended December 31, 2021, 2020 and 2019, we had net gains on loan sales associated with LHFS of $655 million, $969 million, and $333 million, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    At December 31, 2021 and 2020, residential LHFS of $116 million and $30 million, respectively and commercial LHFS of $18 million and $57 million, respectively, were recorded at the lower of cost or fair value. We elected the fair value option for the remainder of the loans in this portfolio.

Note 4 - Loans Held-for-Investment

    We classify loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. We report LHFI at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs. The accrued interest receivable on LHFI totaled $35 million at December 31, 2021 and
$43 million at December 31, 2020 and was reported in other assets on the Consolidated Statements of Financial Condition.

The following table presents our LHFI:

	December 31, 2021	December 31, 2020
	(Dollars in millions)
Consumer loans
Residential first mortgage	$1,536	$2,266
Home equity	613	856
Other	1,236	1,004
Total consumer loans	3,385	4,126
Commercial loans
Commercial real estate	3,223	3,061
Commercial and industrial	1,826	1,382
Warehouse lending	4,974	7,658
Total commercial loans	10,023	12,101
Total loans held-for-investment	$13,408	$16,227

    The following table presents the UPB of our loan sales and purchases in the LHFI portfolio:

	For the Year-Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Loans Sold (1)
Performing loans	$92	$492	$217
Total loans sold	$92	$492	$217
Net gain associated with loan sales (2)	$—	$3	$2
Loans Purchased
Home equity	—	—	249
Other consumer (3)	—	63	51
Total loans purchased	$—	$63	$300
Premium associated with loans purchased	$—	$—	$11
(1)Upon a change in our intent, the loans were transferred to LHFS and subsequently sold.
(2)Recorded in net gain on loan sales on the Consolidated Statement of Operations.
(3)Does not include point of sale flow consumer loans.

    We have pledged certain LHFI, LHFS, and LGG to collateralize lines of credit and/or borrowings with the FRB of Chicago and the FHLB of Indianapolis. At December 31, 2021 and 2020, we pledged loans of $9.9 billion and $11.6 billion, respectively.

As of December 31, 2021, we utilized the Moody’s November 2021 economic scenarios in our forecast, which were materially consistent with the December scenarios: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. The resulting composite forecast for the fourth quarter of 2021 was improved as compared to the scenario used in the third quarter 2021. Unemployment ends 2021 at 5 percent and will continue to recover in 2022. GDP continues to recover in the last quarter of 2021 and returns to pre-COVID levels in 2023. HPI decreases slightly through 2022, at a lower rate as compared to the scenario used in the third quarter of 2021.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    The following table presents changes in the ALLL, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Year-Ended December 31, 2021
Beginning balance	$49	$25	$39	$84	$51	$4	$252
Provision (benefit)	(6)	(12)	(1)	(56)	(26)	—	$(101)
Charge-offs	(5)	(1)	(4)	—	(9)	—	(19)
Recoveries	2	2	2	—	16	—	22
Ending allowance balance	$40	$14	$36	$28	$32	$4	$154
Year-Ended December 31, 2020
Beginning balance, prior to adoption of ASC 326	$22	$14	$6	$38	$22	$5	$107
Impact of adopting ASC 326	25	12	10	(14)	(6)	(4)	$23
Provision (benefit)	8	(2)	26	60	36	3	$131
Charge-offs	(6)	(3)	(5)	—	(1)	—	(15)
Recoveries	—	4	2	—	—	—	6
Ending allowance balance	$49	$25	$39	$84	$51	$4	$252
Year-Ended December 31, 2019
Beginning balance	$38	$15	$3	$48	$18	$6	$128
Provision (benefit)	(14)	(1)	10	(10)	34	(1)	$18
Charge-offs	(3)	(2)	(7)	—	(31)	—	(43)
Recoveries	1	2	—	—	1	—	4
Ending allowance balance	$22	$14	$6	$38	$22	$5	$107
(1)Includes LGG.

The ALLL was $154 million at December 31, 2021 and $252 million at December 31, 2020. The decrease in the allowance is primarily reflective of changes in our economic forecast and judgment we applied related to those forecasts and underlying borrower credit as a result of the ongoing COVID-19 pandemic.

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

    We cease the accrual of interest on all classes of consumer and commercial loans upon the earlier of becoming 90 days past due, or when doubt exists as to the ultimate collection of principal or interest (classified as nonaccrual or NPLs). When a loan is placed on nonaccrual status, the accrued interest income is reversed and the loan may only return to accrual status when principal and interest become current and are anticipated to be fully collectible. We do not consider accrued interest receivable in our measurement of the ACL as accrued interest is written-off in a timely manner when the loan is placed on nonaccrual. We are not aging receivables for customers who have been granted a payment deferral in response to COVID-19 which remain in the aging category they were in at the time of payment deferral. We continue to accrue interest on these loans, consistent with our forbearance programs.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI (3)(4)(5)
	(Dollars in millions)
December 31, 2021
Consumer loans
Residential first mortgage	$14	$34	$49	$97	$1,439	$1,536
Home equity	8	1	9	18	595	613
Other	4	1	4	9	1,227	1,236
Total consumer loans	26	36	62	124	3,261	3,385
Commercial loans
Commercial real estate	—	—	—	—	3,223	3,223
Commercial and industrial	—	—	32	32	1,794	1,826
Warehouse lending	—	—	—	—	4,974	4,974
Total commercial loans	—	—	32	32	9,991	10,023
Total loans (2)	$26	$36	$94	$156	$13,252	$13,408
December 31, 2020
Consumer loans
Residential first mortgage	$4	$4	$31	$39	$2,227	$2,266
Home equity	1	1	5	7	849	856
Other	4	1	2	7	997	1,004
Total consumer loans	9	6	38	53	4,073	4,126
Commercial loans
Commercial real estate	20	—	3	23	3,038	3,061
Commercial and industrial	1	—	15	16	1,366	1,382
Warehouse lending	—	—	—	—	7,658	7,658
Total commercial loans	21	—	18	39	12,062	12,101
Total loans (2)	$30	$6	$56	$92	$16,135	$16,227
(1)Includes less than 90 days past due performing loans which are placed in nonaccrual. Interest is not being accrued on these loans.
(2)Includes $9 million and $8 million of past due loans accounted for under the fair value option at December 31, 2021 and 2020, respectively.
(3)Collateral dependent loans totaled $108 million and $80 million at December 31, 2021 and 2020, respectively. The majority of these loans are secured by real estate.
(4)The interest income recognized on impaired loans was less than $1 million at December 31, 2021 and $2 million at December 31, 2020.
(5)The delinquency status for loans in forbearance is frozen for loans at inception of the forbearance period and will resume when the borrower's forbearance period ends.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued was $1 million in each of the years ended December 31, 2021, 2020 and 2019. At December 31, 2021 and 2020, we had no loans 90 days or greater past due and still accruing interest.

Reserve for Unfunded Commitments

The reserve for unfunded commitments is reflected in other liabilities on the Consolidated Statements of Financial Condition and was $16 million as of December 31, 2021, compared to $28 million as of December 31, 2020. The decrease in the reserve is due to improvements in the economic forecasts as a result of the continued vaccine rollout and the lifting of most COVID-19 restrictions.

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

    The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
December 31, 2021
Consumer loans
Residential first mortgage	$14	$11	$25
Home equity	8	2	10
Total consumer TDRs loans (1)(2)	$22	$13	$35
Commercial Loans
Commercial and industrial	2	—	2
Total commercial TDR loans	2	—	2
Total TDRs (1)(2)	$24	$13	$37
December 31, 2020
Consumer loans
Residential first mortgage	$19	$8	$27
Home equity	12	2	14
Total consumer TDR loans	31	10	41
Commercial Loans
Commercial real estate	5	—	5
Total commercial TDR loans	5	—	5
Total TDRs (1)(2)	$36	$10	$46
(1)The ALLL on TDR loans totaled $4 million and $5 million at December 31, 2021 and 2020, respectively.
(2)Includes $5 million and $3 million of TDR loans accounted for under the fair value option at December 31, 2021 and 2020, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)
	(Dollars in millions)
Year-Ended December 31, 2021
Residential first mortgages	9	$4	$3
Home equity (2)(3)	3	—	—
Total TDR loans	12	$4	$3
Year-Ended December 31, 2020
Residential first mortgages	9	$2	$2
Home equity (2)(3)	3	—	—
Other consumer	1	—	—
Commercial real estate	1	5	5
Total TDR loans	14	$7	$7
Year-Ended December 31, 2019
Residential first mortgages	8	$1	$1
Home equity (2)(3)	6	—	—
Total TDR loans	14	$1	$1
(1)Post-modification balances include past due amounts that are capitalized at modification date.
(2)Home equity post-modification UPB reflects write downs.
(3)Includes loans carried at fair value option.

    There were no loans modified in the previous 12 months that subsequently defaulted during the years ended December 31, 2021, 2020, and 2019. All TDR classes within the consumer and commercial loan portfolios are considered subsequently defaulted when they are greater than 90 days past due within 12 months of the restructuring date.

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

Consumer Loans

    Consumer loans consist of open and closed-end loans extended to individuals for household, family, and other personal expenditures. Consumer loans include other consumer product loans and loans to individuals secured by their personal residence, including first mortgage, home equity, and home improvement loans. Because consumer loans are usually relatively small-balance, homogeneous exposures, consumer loans are rated based primarily on payment performance. Payment performance is a proxy for the strength of repayment capacity and loans are generally classified based on their payment status rather than by an individual review of each loan.
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

Payment activity, credit rating and loan-to-value ratios have the most significant impact on the ACL for consumer loans. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total	December 31, 2020
	Term Loans
	Amortized Cost Basis by Closing Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
Pass	$318	$197	$233	$89	$108	$407	$82	$10	$1,444	$2,205
Watch	—	1	12	3	4	11	—	3	34	21
Substandard	1	3	7	8	2	21	—	1	43	25
Home Equity
Pass	4	4	15	6	3	15	508	49	604	838
Watch	—	—	—	—	—	—	—	1	1	13
Substandard	—	—	—	—	—	1	2	3	6	3
Other Consumer
Pass	380	227	226	101	1	5	284	5	1,229	1,000
Watch	—	—	1	1	—	—	—	—	2	1
Substandard	1	1	2	1	—	—	—	—	5	3
Total Consumer Loans (1)(2)	$704	$433	$496	$209	$118	$460	$876	$72	$3,368	$4,109
(1)Excludes loans carried under the fair value option.
(2)The delinquency status for loans in forbearance are frozen for loans at inception of the forbearance period and will resume when the borrower's forbearance period ends.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table presents the amortized cost in residential and consumer loans based on credit scores:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	FICO Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>750	$139	$94	$107	$40	$70	$212	$49	$5	$716
700-750	117	58	69	36	36	161	22	6	505
<700	63	49	76	24	8	66	11	3	300
Home Equity
>750	2	2	4	2	1	4	238	13	266
700-750	2	1	6	2	1	6	210	22	250
<700	—	1	5	2	1	6	62	18	95
Other Consumer
>750	251	162	142	56	1	4	273	3	892
700-750	128	62	79	39	—	1	7	—	316
<700	2	4	8	8	—	—	4	2	28
Total Consumer Loans (1)	$704	$433	$496	$209	$118	$460	$876	$72	$3,368
(1)Excludes loans carried under the fair value option.

Loan-to-value ratios primarily impact the allowance on mortgages within the consumer loan portfolio. The following table presents the amortized cost in residential first mortgages and home equity based on loan-to-value ratios:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	LTV Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential first mortgage
>90	$88	$74	$142	$53	$16	$16	$—	$—	$389
71-90	109	78	58	29	31	185	—	—	490
55-70	69	26	27	9	36	163	2	—	332
<55	53	23	25	9	31	75	80	14	310
Home Equity
>90	—	—	—	—	1	7	—	—	8
71-90	3	3	11	4	1	6	369	35	432
<=70	1	1	4	2	1	3	141	18	171
Total (1)	$323	$205	$267	$106	$117	$455	$592	$67	$2,132
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Based on the most recent credit analysis performed, the amortized cost basis, by risk category for each class of loans within the commercial portfolio, is as follows:

	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total	December 31, 2020
	Amortized Cost Basis by Closing Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial Loans	(Dollars in million)
Commercial real estate
Pass	$518	$257	$558	$313	$238	$402	$785	$—	$3,071	$2,805
Watch	2	5	1	13	64	35	8	—	128	166
Special mention	—	—	2	—	—	—	—	—	2	53
Substandard	—	—	—	—	22	—	—	—	22	37
Commercial and industrial
Pass	257	81	156	30	95	7	1,059	—	1,685	1,200
Watch	4	4	10	9	—	—	44	—	71	106
Special mention	—	—	—	—	—	—	—	—	—	24
Substandard	—	—	17	18	2	—	33	—	70	52
Warehouse
Pass	4,834	—	—	—	—	—	—	—	4,834	7,398
Watch	140	—	—	—	—	—	—	—	140	260
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Total commercial loans	$5,755	$347	$744	$383	$421	$444	$1,929	$—	$10,023	$12,101

Note 5 - Loans with Government Guarantees

    Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the FHA until claimed. The Bank has a unilateral option to repurchase loans sold to GNMA if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. These loans are recorded in LGG and the liability to repurchase the loans is recorded as loans with government guarantees repurchase liability on the Consolidated Statements of Financial Condition. This resulted in $0.2 billion of repurchase liability as of December 31, 2021, a $1.7 billion decrease from December 31, 2020 due to a lower amount of loans being in active forbearance. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. We have reserved for these risks within other assets and as a component of our ACL on residential first mortgages.

At December 31, 2021 and December 31, 2020, respectively, LGG totaled $1.7 billion and $2.5 billion.

Repossessed assets and the associated claims related to government guaranteed loans are recorded in other assets and totaled $7 million and $17 million at December 31, 2021 and December 31, 2020, respectively.

Note 6 - Repossessed Assets

    Repossessed assets include the following:

	December 31,
	2021	2020
	(Dollars in millions)
One-to-four family properties	$4	$4
Commercial properties	3	4
Total repossessed assets	$7	$8

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    The following schedule provides the activity for repossessed assets:

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Beginning balance	$8	$10	$7
Additions, net	6	8	12
Disposals	(6)	(7)	(4)
Net write down on disposal	(1)	(3)	(5)
Ending balance	$7	$8	$10

Note 7 - Variable Interest Entities

    We have no consolidated VIEs as of December 31, 2021 and December 31, 2020.

    In connection with our non-qualified mortgage securitization activities, we have retained a five percent interest in the investment securities of certain trusts ("other MBS") and are contracted as the subservicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Financial Condition. The Bank’s maximum exposure to loss is limited to our five percent retained interest in the investment securities that had a fair value of $267 million as of December 31, 2021 as well as the standard representations and warranties made in conjunction with the loan transfers. For additional information, see Note 2 - Investment Securities and Note 20 - Fair Value Measurements.

Note 8 - Federal Home Loan Bank Stock

    Our investment in FHLB stock was $377 million at December 31, 2021 and December 31, 2020. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount equal to at least one percent of the aggregate UPB of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 4.5 percent of our total FHLB advances, whichever is greater. There were no required purchases or redemptions of FHLB stock during the year-ended December 31, 2021. We had $74 million of required purchases and no redemptions of FHLB stock during the year-ended December 31, 2020. Dividends received on the stock equaled $8 million, $12 million and $16 million for the years ended December 31, 2021, 2020 and 2019, respectively. These dividends were recorded in the Consolidated Statements of Operations as other noninterest income.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 9 - Premises and Equipment

    The following presents our premises and equipment balances and estimated useful lives:

	Estimated Useful Lives	December 31,
		2021	2020
		(Dollars in millions)
Land	N/A	$67	$68
Computer hardware and software	3 - 7 years	398	410
Office buildings and improvements	15 - 31.5 years	190	195
Furniture, fixtures and equipment	5 - 10 years	41	66
Leased equipment	3 - 10 years	—	19
Leasehold improvements	5 - 10 years	9	10
Fixed assets in progress (1)	N/A	46	43
Right-of-use asset	N/A	18	23
Total		769	834
Less: accumulated depreciation		(409)	(442)
Premises and equipment, net		$360	$392
(1)Consists primarily of internally developed software and software upgrades which have not yet been placed in service.

    Depreciation expense was $64 million, $64 million, and $59 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

    Changes in the fair value of residential first mortgage MSRs were as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Balance at beginning of period	$329	$291	$290
Additions from loans sold with servicing retained	269	268	223
Reductions from sales	(164)	(71)	(57)
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(99)	(109)	(89)
Changes in estimates of fair value due to interest rate risk (1) (2)	57	(50)	(76)
Fair value of MSRs at end of period	$392	$329	$291
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	December 31, 2021			December 31, 2020
		Fair value			Fair value
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
	(Dollars in millions)
Option adjusted spread	7.12%	$383	$374	7.98%	$321	$313
Constant prepayment rate	9.24%	373	355	10.53%	305	283
Weighted average cost to service per loan	$79.38	387	383	$81.24	325	321

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

    The following table summarizes income and fees associated with owned MSRs:

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$115	$107	$96
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes and other	(99)	(109)	(89)
Changes in fair value due to interest rate risk	57	(50)	(76)
Gain (loss) on MSR derivatives (2)	(37)	65	76
Net transaction costs	(13)	(3)	(1)
Total return (loss) included in net return on mortgage servicing rights	$23	$10	$6
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$140	$126	$106
Charges on subserviced custodial balances (2)	(10)	(29)	(67)
Other servicing charges	(9)	(13)	(9)
Total income on mortgage loans subserviced, included in loan administration	$121	$84	$30
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Charges on subserviced custodial balances represent interest due to MSR owner.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

    Derivatives not designated as hedging instruments. We maintain a derivative portfolio of interest rate swaps, futures and forward commitments used to manage exposure to changes in interest rates and MSR asset values and to meet the needs of customers. We also enter into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments and US Treasury futures. Changes in the fair value of derivatives not designated as hedging instruments are recognized on the Consolidated Statements of Operations.

    Derivatives designated as hedging instruments. We have designated certain interest rate swaps as fair value hedges of investment securities available for sale and residential first mortgage loans held for investment using the last-of-layer method. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

    We have also designated certain interest rate swaps as cash flow hedges on LIBOR-based variable interest payments on certain custodial deposits. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At December 31, 2021, we had $20 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive income. We had $5 million (net-of-tax) of unrealized losses on derivatives classified as cash flow hedges at December 31, 2020. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $1 million of losses (net-of-tax).

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were, and are expected to be, highly effective as of December 31, 2021.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    The following tables present the notional amount, estimated fair value and maturity of our derivative financial instruments:

	December 31, 2021 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow hedge relationships
Liabilities
Interest rate swaps on custodial deposits	$800	$—	2026-2027
Derivatives in fair value hedge relationships:
Assets
Interest rate swaps on AFS securities	85	—	2022
Total derivative assets	$85	$—
Liabilities
Interest rate swaps on HFI Residential First Mortgages	100	—	2024
Interest rate swaps on AFS securities	350	—	2024-2025
Total derivative liabilities	$450
Derivatives not designated as hedging instruments:
Assets
Futures	$1,117	$—	2022-2023
Mortgage-backed securities forwards	4,008	11	2022
Rate lock commitments	5,169	54	2022
Interest rate swaps and swaptions	4,070	76	2022-2031
Total	$14,364	$141
Liabilities
Mortgage-backed securities forwards	$4,023	$14	2022
Rate lock commitments	370	1	2022
Interest rate swaps and swaptions	1,493	5	2022-2031
Total	$5,886	$20
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
	(Dollars in millions)
December 31, 2021
Derivatives designated as hedging instruments
Assets
Interest rate swaps on AFS securities	$—	$—	$—	$—	$1
Total derivative assets	$—	$—	$—	$—	$1
Liabilities
Interest rate swaps on AFS securities	$—	$—	$—	$—	$4
Interest rate swaps on HFI residential first mortgages	—	—	—	—	1
Interest rate swaps on custodial deposits	—	—	—	—	9
Total derivative liabilities	$—	$—	$—	$—	$14

Derivatives not designated as hedging instruments
Assets
Mortgage-backed securities forwards	$10	$—	$10	$—	$12
Interest rate swaptions (1)	77	—	77	—	17
Total derivative assets	$87	$—	$87	$—	$29
Liabilities
Mortgage-backed securities forwards	$14	$—	$14	$—	$9
Interest rate swaps	6	—	6	—	24
Total derivative liabilities	$20	$—	$20	$—	$33

December 31, 2020
Derivatives designated as hedging instruments
Liabilities
Interest rate swaps on AFS securities	$—	$—	$—	$—	$5
Interest rate swaps on HFI residential first mortgages	—	—	—	—	1
Interest rate swaps on custodial deposits	1	—	1	—	8
Total derivative liabilities	$1	$—	$1	$—	$14

Derivatives not designated as hedging instruments
Assets
Mortgage-backed securities forwards	$14	$—	$14	$—	$—
Interest rate swaps	59	—	59	—	6
Total derivative assets	$73	$—	$73	$—	$6
Liabilities
Mortgage-backed securities forwards	$98	$—	$98	$—	$68
Interest rate swaps and swaptions (1)	4	—	4	—	26
Total derivative liabilities	$102	$—	$102	$—	$94
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior days fair value of open positions is considered settlement of the derivative position for accounting purposes.

    Losses of $4 million and $2 million on fair value hedging relationships of AFS securities were recorded in interest income for the year-ended December 31, 2021 and December 31, 2020, respectively.

Losses of $4 million and $2 million on cash flow hedging relationships of custodial deposits were reclassified from AOCI into loan administration income during the year-ended December 31, 2021 and December 31, 2020, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements
Gains and losses on fair value hedging relationships of HFI residential first mortgages for the year-ended December 31, 2021 were de-minimis.

The fair value basis adjustment on our hedged AFS securities is included in investment securities available for sale on our Consolidated Statements of Financial Condition. The carrying amount of our hedged securities was $1.0 billion at December 31, 2021 and $1.7 billion at December 31, 2020, of which unrealized losses of $5 million and unrealized gains of $6 million, respectively, were due to the fair value hedge relationship. The closed portfolio of AFS securities designated in this last layer method hedge was $1.0 billion par (amortized cost of $1.0 billion) at December 31, 2021 and $1.6 billion par (amortized cost of $1.6 billion) at December 31, 2020, of which we have designated $435 million and $450 million at December 31, 2021 and December 31, 2020, respectively.

    The fair value basis adjustment on our hedged fair HFI residential first mortgages is included in LHFI on our Consolidated Statements of Financial Condition. The carrying amount of our hedged loans was $175 million at December 31, 2021, of which unrealized losses of $1 million was due to the fair value hedge relationship. We have designated $100 million of this closed portfolio of loans in a hedging relationship as of December 31, 2021 and 2020.

    At December 31, 2021, we pledged a total of $66 million related to derivative financial instruments, consisting of $28 million of cash collateral on derivative liabilities and $38 million of maintenance margin on centrally cleared derivatives and had a $12 million obligation to return cash on derivative assets. We pledged a total of $114 million related to derivative financial instruments, consisting of $84 million of cash collateral on derivatives and $30 million of maintenance margin on centrally cleared derivatives and had a de minimis obligation to return cash on derivative assets at December 31, 2020. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and other liabilities and the cash pledged as maintenance margin is restricted and included in other assets.

    The following table presents the net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions:

		For the Years Ended December 31,
		2021	2020	2019
		(Dollars in millions)
Derivatives not designated as hedging instruments	Location of Gain (Loss)
Futures	Net return on mortgage servicing rights	$—	$1	$(2)
Interest rate swaps and swaptions	Net return on mortgage servicing rights	(23)	28	57
Mortgage-backed securities forwards	Net return on mortgage servicing rights	(14)	36	21
Rate lock commitments and US Treasury futures	Net gain on loan sales	(57)	86	35
Forward commitments	Other noninterest income	—	—	2
Interest rate swaps (1)	Other noninterest income	2	3	5
Total derivative (loss) gain		$(92)	$154	$118
(1)Includes customer-initiated commercial interest rate swaps.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 12 - Deposit Accounts

    The deposit accounts are as follows:

	December 31,
	2021	2020
	(Dollars in millions)
Retail deposits
Branch retail deposits
Savings accounts	$3,751	$3,437
Demand deposit accounts	1,946	1,726
Certificates of deposit/CDARS	951	1,355
Money market demand accounts	494	490
Total branch retail deposits	7,142	7,008
Commercial deposits (1)
Demand deposit accounts	2,194	2,294
Savings accounts	520	461
Money market demand accounts	408	208
Total commercial retail deposits	3,122	2,963
Total retail deposits	10,264	9,971
Government deposits
Savings accounts	721	778
Demand deposit accounts	664	529
Certificates of deposit/CDARS	609	458
MMDA	6	—
Total government deposits (2)	2,000	1,765
Wholesale deposits	1,141	1,031
Custodial deposits (3)	4,604	7,206
Total deposits	$18,009	$19,973
(1)Includes deposits from commercial and business banking customers.
(2)Government deposits include funds from municipalities and schools.
(3)Accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others and that have been placed on deposit with the Bank.

    The following indicates the scheduled maturities for time/certificates of deposit in excess of $250,000:

	December 31,
	2021	2020
	(Dollars in millions)
Three months or less	$170	$220
Over three months to six months	215	220
Over six months to twelve months	279	153
One to two years	45	71
Thereafter	26	19
Total	$735	$683

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 13 - Borrowings

Federal Home Loan Bank Advances and Other Borrowings

    The following is a breakdown of our FHLB advances and other borrowings outstanding:

	December 31, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$1,600	0.19%	$3,415	0.20%
Other short-term borrowings	280	0.11%	485	0.08%
Total short-term Federal Home Loan Bank advances and other borrowings	1,880		3,900
Long-term fixed rate advances	1,400	0.90%	1,200	1.03%
Total long-term Federal Home Loan Bank advances	1,400		1,200
Total Federal Home Loan Bank advances and other borrowings	$3,280		$5,100

    The following table contains detailed information on our FHLB advances and other borrowings:

	For the Years Ended December 31,
	2021	2020
	(Dollars in millions)
Maximum outstanding at any month end	$5,595	$6,841
Average outstanding balance	3,583	3,873
Average remaining borrowing capacity	5,492	5,282
Weighted average interest rate	0.46%	0.72%

    The following table outlines the maturity dates of our FHLB advances and other borrowings:

December 31, 2021
(Dollars in millions)
2022	2,080
2023	500
2024	100
Thereafter	600
Total	$3,280

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Parent Company Senior Notes, Subordinated Notes and Trust Preferred Securities

    The following table presents long-term debt, net of debt issuance costs:

	December 31, 2021		December 31, 2020
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$—	—%	$246	6.125%
Subordinated Notes
Notes, matures 2030	149	4.125%	148	4.125%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
Plus 3.25%, matures 2032	26	3.47%	26	3.50%
Plus 3.25%, matures 2033	26	3.37%	26	3.49%
Plus 3.25%, matures 2033	26	3.47%	26	3.49%
Plus 2.00%, matures 2035	26	2.12%	26	2.24%
Plus 2.00%, matures 2035	26	2.12%	26	2.24%
Plus 1.75%, matures 2035	51	1.95%	51	1.97%
Plus 1.50%, matures 2035	25	1.62%	25	1.74%
Plus 1.45%, matures 2037	25	1.65%	25	1.67%
Plus 2.50%, matures 2037	16	2.70%	16	2.72%
Total Trust Preferred Securities	247		247
Total other long-term debt	$396		$641

Senior Notes

    We settled the Senior Notes on January 22, 2021 and as of December 31, 2021 we had no Senior Notes outstanding.

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

Trust Preferred Securities

    We sponsor nine trust subsidiaries, which issued preferred stock to third-party investors. We issued junior subordinated debt securities to those trusts, which we have included in long-term debt. The junior subordinated debt securities are the sole assets of those trusts. The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of December 31, 2021, we had no deferred interest.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 14 - Accumulated Other Comprehensive Income

    The following table sets forth the components in accumulated other comprehensive income:

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Investment Securities
Beginning balance	$52	$1	$(47)
Unrealized (loss) gain	(47)	68	57
Less: Tax (benefit) provision	(11)	16	14
Net unrealized (loss) gain	(36)	52	43
Reclassifications out of AOCI (1)	(1)	(1)	6
Less: Tax provision	—	—	1
Net reclassifications out of AOCI	(1)	(1)	5
Other comprehensive (loss) income, net of tax	(37)	51	48
Ending balance	$15	$52	$1

Cash Flow Hedges
Beginning balance	$(5)	$—	$—
Unrealized gain (loss)	28	(9)	—
Less: Tax provision (benefit)	6	(2)	—
Net unrealized gain (loss)	22	(7)	—
Reclassifications out of AOCI (1)	4	2	—
Less: Tax provision	1	—	—
Net reclassifications out of AOCI	3	2	—
Other comprehensive income (loss), net of tax	25	(5)	—
Ending balance	$20	$(5)	$—
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

    The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the Years Ended December 31,
	2021	2020	2019
	(In millions, except share data)
Net income applicable to common stockholders	$533	$538	$218
Weighted Average Shares
Weighted average common shares outstanding	52,792,931	56,094,542	56,584,238
Effect of dilutive securities
Stock-based awards	726,155	411,271	654,740
Weighted average diluted common shares	53,519,086	56,505,813	57,238,978
Earnings per common share
Basic earnings per common share	$10.10	$9.59	$3.85
Effect of dilutive securities
Stock-based awards	(0.14)	(0.07)	(0.05)
Diluted earnings per common share	$9.96	$9.52	$3.80

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 16 - Stock-Based Compensation

    We had stock-based compensation expense of $14 million, $17 million, and $13 million during each of the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock and Restricted Stock Units

    We have issued restricted stock units to officers, directors and certain employees under the 2016 Stock Plan through our long-term incentive program ("LTIP"). Restricted stock units generally will vest in three increments on each annual anniversary of the date of grant beginning with the first anniversary or vest after three years subject to service and performance conditions.

    On March 20, 2018, the Board approved the adoption of the 2018 Executive Long-Term Incentive Program II ("2018 ExLTIP II"). The 2018 ExLTIP II was provided to certain executives and is comprised of RSUs which are dependent on stock performance, time-based RSUs for which vesting is based on service over a four year period and RSUs that are performance and time vested with the same terms as those granted to other employees under the existing LTIP. As of December 31, 2021, the stock performance hurdles have been met and 94 percent of the shares had vested.

    At December 31, 2021, the maximum number of shares of common stock that may be issued under the 2016 Stock Plan was 1.4 million shares. The total grant date fair value of awards vested during the years ended December 31, 2021, 2020 and 2019 was $22 million, $15 million, and $10 million, respectively. As of December 31, 2021, the total unrecognized compensation cost related to non-vested awards was $14 million with a weighted average expense recognition period of 1.9 years.

    The following table summarizes restricted stock and restricted stock units activity:

	For the Years Ended December 31,
	2021		2020		2019
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	974,186	$30.88	1,399,127	$28.72	1,620,568	$27.27
Granted	369,198	42.39	379,835	27.97	338,737	32.11
Vested	(682,902)	31.99	(537,571)	27.06	(379,936)	26.98
Canceled and forfeited	(59,909)	31.75	(267,205)	23.13	(180,242)	25.66
Non-vested balance at end of period	600,573	$36.61	974,186	$30.88	1,399,127	$28.72

2017 Employee Stock Purchase Plan

    The Employee Stock Purchase Plan ("2017 ESPP") became effective on July 1, 2017 and was terminated on June 30, 2021, pursuant to the Merger Agreement with NYCB as approved by the Board on April 24, 2021. There were 106,707 and 181,875 shares issued under the ESPP during the years ended December 31, 2021 and 2020, respectively. The associated compensation expense was de minimis for both periods.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 17 - Income Taxes

    Components of the provision for income taxes consist of the following:

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Current
Federal	$66	$154	$17
State	13	14	6
Total current income tax expense	79	168	23
Deferred
Federal	70	(10)	39
State	8	8	(14)
Total deferred income tax expense	78	(2)	25
Total income tax expense	$157	$166	$48

    Our effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences:

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Provision at statutory federal income tax rate	$145	$148	$56
(Decreases) increases resulting from:
Bank owned life insurance	(2)	(2)	(2)
State income tax (benefit), net of federal income tax effect (net of valuation allowance release)	17	18	(6)
Low income housing tax losses	(2)	(1)	(1)
Other	(1)	3	1
Provision for income taxes	$157	$166	$48
Effective tax provision rate	22.7%	23.5%	18.1%

    The decrease in our income tax provision and effective tax provision rate during the year-ended December 31, 2021, as compared to the year-ended December 31, 2020, was primarily due to a reduction to our state deferred tax asset valuation allowance and a decrease to our employee retirement plan accrual.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    Temporary differences and carryforwards that give rise to DTAs and liabilities are comprised of the following:

	December 31,
	2021	2020
	(Dollars in millions)
Deferred tax assets
Net operating loss carryforwards (Federal and State)	$28	$36
Allowance for credit losses	28	58
Accrued compensation	16	15
Litigation settlement	—	8
Lease liability	5	6
Contingent consideration	8	7
General business reserves	—	11
Other	10	4
Total	$95	$145
Valuation allowance	(5)	(7)
Total net	$90	$138
Deferred tax liabilities
Mark-to-market adjustments	$(6)	$(4)
Premises and equipment	(15)	(7)
State and local taxes	(3)	(6)
Commercial lease financing	(1)	(1)
Mortgage loan servicing rights	(72)	(53)
Right of use asset	(5)	(5)
Total	$(102)	$(76)
Net deferred tax (liability) asset	$(12)	$62

    We have not provided deferred income taxes for the Bank’s pre-1988 tax bad debt reserve at December 31, 2021, of approximately $4 million because it is not anticipated that this temporary difference will reverse in the foreseeable future. Such reserves would only be taken into taxable income if the Bank, or a successor institution, liquidates, redeems shares, pays dividends in excess of earnings, or ceases to qualify as a bank for tax purposes.

    During the years ended December 31, 2021 and 2020, we had federal net operating loss carryforwards of $33 million and $51 million, respectively. These carryforwards, if unused, expire in calendar years 2028 through 2029. As a result of a change in control occurring on January 30, 2009 and November 10, 2020, Section 382 of the Internal Revenue Code places an annual limitation on the use of our new operating loss carryforwards that existed at those times. $33 million of net operating loss carryforwards are subject to certain annual use limitations which expire in calendar years 2028 through 2029.

    We regularly evaluate the need for DTA valuation allowances based on a more likely than not standard as defined by GAAP. The ability to realize DTAs depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction.

    We had a state DTA of $19 million which includes total state net operating loss carryforwards of $316 million at December 31, 2021, that expire if unused in calendar years through 2033. In connection with our ongoing assessment of deferred taxes, we analyzed each state net operating loss separately, determined the amount of net operating loss available and estimated the amount which we expected to expire unused. Based on that assessment, we recorded a valuation allowance of $5 million to reduce the DTA for state net operating losses to the amount which is more likely than not to be realized.

We will continue to regularly assess the realizability of our DTAs. Changes in earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance.

    Our income tax returns are subject to review and examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. At December 31, 2021, the Internal Revenue Service had completed an examination of us through the taxable year-ended December 31, 2013. The years open to examination by state and local government authorities vary by jurisdiction.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    We recognize interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2021, 2020 and 2019, we did not recognize any interest income, interest expense, or increases or decreases to uncertain income tax positions of greater than $1 million, individually or in aggregate.

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

    To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1 and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both December 31, 2021 and December 31, 2020.

    The following tables present the regulatory capital requirements under the applicable Basel III based U.S. capital rules:

Flagstar Bancorp	Actual		Minimum Capital Ratios		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
December 31, 2021
Tier 1 capital (to adjusted avg. total assets)	$2,798	10.54%	$1,062	4.0%	$1,327	5.0%
Common equity Tier 1 capital (to RWA)	2,558	13.19%	873	4.5%	1,261	6.5%
Tier 1 capital (to RWA)	2,798	14.43%	1,164	6.0%	1,552	8.0%
Total capital (to RWA)	3,080	15.88%	1,552	8.0%	1,940	10.0%
December 31, 2020
Tier 1 capital (to adjusted avg. total assets)	$2,270	7.71%	$1,178	4.0%	$1,472	5.0%
Common equity Tier 1 capital (to RWA)	2,030	9.15%	999	4.5%	1,442	6.5%
Tier 1 capital (to RWA)	2,270	10.23%	1,331	6.0%	1,775	8.0%
Total capital (to RWA)	2,638	11.89%	1,775	8.0%	2,219	10.0%

Flagstar Bank	Actual		Minimum Capital Ratios		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
December 31, 2021
Tier 1 capital (to adjusted avg. total assets)	$2,706	10.21%	$1,060	4.0%	$1,325	5.0%
Common equity Tier 1 capital (to RWA)	2,706	13.96%	872	4.5%	1,260	6.5%
Tier 1 capital (to RWA)	2,706	13.96%	1,163	6.0%	1,551	8.0%
Total capital (to RWA)	2,839	14.65%	1,551	8.0%	1,938	10.0%
December 31, 2020
Tier 1 capital (to adjusted avg. total assets)	$2,390	8.12%	$1,177	4.0%	$1,472	5.0%
Common equity Tier 1 capital (to RWA)	2,390	10.77%	999	4.5%	1,443	6.5%
Tier 1 capital (to RWA)	2,390	10.77%	1,332	6.0%	1,775	8.0%
Total capital (to RWA)	2,608	11.75%	1,775	8.0%	2,219	10.0%

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

At December 31, 2021, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements or that the ultimate outcome of these actions will have a materially adverse effect on our financial condition, results of operations or cash flows.

DOJ Liability

    On February 24, 2012, the Bank entered into a Settlement Agreement with the DOJ under which we agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting certain conditions. On March 30, 2021, the Bank signed a $70 million final Settlement and Dismissal Amendment (the "Amendment") with the DOJ. The Amendment required us to make a $70 million one-time restitution cash payment and removed any further obligations related to the original Settlement Agreement. We recorded a $35 million expense to adjust the fair value of the DOJ Liability through general, administrative and other noninterest expense in the first quarter of 2021. The payment was made on April 8, 2021, fully satisfying the Amendment and reducing the liability to $0. For further information on the fair value of the liability, see Note 20 - Fair Value Measurements.

Other litigation accruals

    At December 31, 2021 and December 31, 2020, excluding the fair value liability relating to the DOJ Liability, our total accrual for contingent liabilities and settled litigation was $9 million and $7 million, respectively.

Commitments

    In the normal course of business, we have various commitments outstanding which are not included on our Consolidated Statements of Financial Condition. The following table is a summary of the contractual amount of significant commitments:

	December 31,
	2021	2020
	(Dollars in millions)
Commitments to extend credit
Warehouse loan commitments	$6,840	$2,849
Mortgage loan commitments including interest rate locks	5,539	10,702
Other construction commitments	2,719	1,934
Commercial and industrial commitments	1,582	1,271
HELOC commitments	631	544
Other consumer commitments	273	121
Standby and commercial letters of credit	107	95

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

    Standby and commercial letters of credit. Conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party. These financial standby letters of credit irrevocably obligate the bank to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.

    We maintain a reserve for estimated lifetime credit losses in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded and standby and commercial letters of credit. A reserve balance of $16 million at December 31, 2021 and $28 million at December 31, 2020, respectively, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

    Supplemental executive retirement plan with former CEO. The Company entered into a supplemental executive retirement plan (“SERP”) with a former CEO in 2009. Under the plan, the former CEO was to receive a $16 million payment in August 2018. The Company fully accrued for the SERP liability during that time period and no SERP payments have been made to the former CEO. In the second quarter of 2021, we entered into a settlement agreement with the former CEO that terminates the SERP and all other prior employment agreements in exchange for a maximum payment of $6 million which remains subject to regulatory approval as of December 31, 2021.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following tables present the financial instruments carried at fair value by caption on the Consolidated Statements of Financial Condition and by level in the valuation hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Loans held-for-sale
Residential first mortgage loans	$—	$4,920	$—	$4,920
Investment securities available-for-sale
Agency - Commercial	—	747	—	747
Agency - Residential	—	696	—	696
Other MBS	—	267	—	267
Corporate debt obligations	—	73	—	73
Municipal obligations	—	20	—	20
Certificate of deposit	—	1	—	1
Derivative assets
Interest rate swaps and swaptions	—	77	—	77
Rate lock commitments (fallout-adjusted)	—	—	54	54
Mortgage-backed securities forwards	—	10	—	10
Loans held-for-investment
Residential first mortgage loans	—	15	—	15
Home equity	—	—	1	1
Mortgage servicing rights	—	—	392	392
Total assets at fair value	$—	$6,826	$447	$7,273
Derivative liabilities
Mortgage-backed securities forwards	—	(14)	—	(14)
Interest rate swaps and swaptions	—	(5)	—	(5)
Rate lock commitments (fallout-adjusted)	—	—	(1)	(1)
DOJ Liability	—	—	—	—
Total liabilities at fair value	$—	$(19)	$(1)	$(20)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,061	$—	$1,061
Agency - Residential	—	735	—	735
Municipal obligations	—	28	—	28
Corporate debt obligations	—	77	—	77
Other MBS	—	42	—	42
Certificate of deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	7,009	—	7,009
Loans held-for-investment
Residential first mortgage loans	—	11	—	11
Home equity	—	—	2	2
Mortgage servicing rights	—	—	329	329
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	208	208
Mortgage-backed securities forwards	—	14	—	14
Interest rate swaps and swaptions	—	59	—	59
Total assets at fair value	$—	$9,037	$539	$9,576
Derivative liabilities
Mortgage-backed securities forwards	—	(98)	—	(98)
Interest rate swaps and swaptions	—	(4)	—	(4)
DOJ Liability	—	—	(35)	(35)
Total liabilities at fair value	$—	$(102)	$(35)	$(137)

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
	(Dollars in millions)
Year-Ended December 31, 2021
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$(1)	$—	$1
Mortgage servicing rights (1)	329	(42)	269	(164)	—	—	392
Rate lock commitments (net) (1)(2)	208	(100)	607	—	—	(661)	54
Totals	$539	$(142)	$876	$(164)	$(1)	$(661)	$447
Liabilities
DOJ Liability	$(35)	$(35)	$—	$—	$70	$—	$—

Year-Ended December 31, 2020
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (1)	291	(159)	268	(71)	—	—	329
Rate lock commitments (net) (1)(2)	34	358	1,005	—	—	(1,189)	208
Totals	$327	$199	$1,273	$(71)	$—	$(1,189)	$539
Liabilities
DOJ Liability	$(35)	$—	$—	$—	$—	$—	$(35)
Contingent consideration	(10)	(17)	—	—	27	—	—
Totals	$(45)	$(17)	$—	$—	$27	$—	$(35)
Year-Ended December 31, 2019
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (1)	290	(165)	223	(57)	—	—	291
Rate lock commitments (net) (1)(2)	20	86	326	—	—	(398)	34
Totals	$312	$(79)	$549	$(57)	$—	$(398)	$327
Liabilities
DOJ Liability	$(60)	$25	$—	$—	$—	$—	$(35)
Contingent consideration	(6)	(7)	—	—	3	—	(10)
Totals	$(66)	$18	$—	$—	$3	$—	$(45)
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
	(Dollars in millions)
December 31, 2021
Assets
Loans held-for-investment
Mortgage servicing rights	$392	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	3.9% - 21.6% (7.1%) 0% - 11.1% (9.2%) $67 - $90 ($80)	(1)
Rate lock commitments (net)	$53	Consensus pricing	Origination pull-through rate	72.8%	(1)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
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

    MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For December 31, 2021 and December 31, 2020, the weighted average life (in years) for the entire MSR portfolio was 5.8 and 4.2, respectively.
    DOJ Liability. The DOJ liability was settled for $70 million in the second quarter of 2021, fully satisfying the Amendment and reducing the liability to $0 at December 30, 2021. Prior to settlement, the significant unobservable inputs used in the fair value measurement of the DOJ Liability were the discount rate, asset growth rate, return on assets, dividend rate and potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes, as further discussed in Note 19 - Legal Proceedings, Contingencies and Commitments.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

    We also have assets that are subject to measurement at fair value on a nonrecurring basis under certain conditions. The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Gains/(Losses)
	(Dollars in millions)
December 31, 2021
Loans held-for-sale (2)	$116	$116	$—	$(1)
Commercial loans HFS	18	—	18	—
Impaired loans held-for-investment (2)
Residential first mortgage loans	36	—	36	(5)
Repossessed assets (3)	6	—	6	(1)
Totals	$176	$116	$60	$(7)
December 31, 2020
Residential first mortgage loans	$30	$30	$—	$(1)
Commercial loans HFS	57	—	57	—
Impaired loans held-for-investment (2)
Residential first mortgage loans	24	—	24	(3)
Repossessed assets (3)	8	—	8	(3)
Totals	$119	$30	$89	$(7)
(1)The fair values are determined at various dates dependent upon when certain conditions were met requiring fair value measurement.
(2)Gains/(losses) reflect fair value adjustments on assets for which we did not elect the fair value option.
(3)Gains/(losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

    The following table presents the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
December 31, 2021
Impaired loans held-for-sale
Commercial loans HFS	$18	Fair value of collateral	Market price	N/A	(2)
Impaired loans held-for-investment
Residential first mortgage loans	$36	Fair value of collateral	Loss severity discount	0% - 100% (12.7%)	-2
Repossessed assets	$6	Fair value of collateral	Loss severity discount	0% - 96.3% (19.8%)	-2
December 31, 2020
Commercial loans HFS	$57	Fair value of collateral	Market price	N/A	(2)
Impaired loans held-for-investment
Residential first mortgage loans	$24	Fair value of collateral	Loss severity discount	0% - 100% (12.8%)	(1)
Repossessed assets	$8	Fair value of collateral	Loss severity discount	0% - 96.3% (24.5%)	(1)
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Fair Value of Financial Instruments

    The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost or amortized cost:

	December 31, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,051	$1,051	$1,051	$—	$—
Investment securities available-for-sale	1,804	1,804	—	1,804	—
Investment securities held-to-maturity	205	209	—	209	—
Loans held-for-sale	5,054	5,054	—	5,054	—
Loans held-for-investment	13,408	13,453	—	14	13,439
Loans with government guarantees	1,650	1,650	—	1,650	—
Mortgage servicing rights	392	392	—	—	392
Federal Home Loan Bank stock	377	377	—	377	—
Bank owned life insurance	365	365	—	365	—
Repossessed assets	6	6	—	—	6
Other assets, foreclosure claims	7	7	—	7	—
Derivative financial instruments, assets	141	141	—	87	54
Liabilities
Retail deposits
Demand deposits and savings accounts	$(9,313)	$(8,469)	$—	$(8,469)	$—
Certificates of deposit	(951)	(952)	—	(952)	—
Wholesale deposits	(1,141)	(1,137)	—	(1,137)	—
Government deposits	(2,000)	(1,904)	—	(1,904)	—
Company controlled deposits	(4,604)	(4,580)	—	(4,580)	—
Federal Home Loan Bank advances and other	(3,280)	(3,288)	—	(3,288)	—
Long-term debt	(396)	(340)	—	(340)	—
Derivative financial instruments, liabilities	(20)	(20)	—	(19)	(1)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

    The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$408	$1,204	$348
Loans held-for-investment
Other noninterest income	1	—	1
Liabilities
DOJ Liability
Other noninterest income	—	—	25

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

    The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	December 31, 2021			December 31, 2020
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$18	$16	$(2)	$9	$7	$(2)
Loans held-for-investment	15	13	(2)	9	8	(1)
Total nonaccrual loans	33	29	(4)	18	15	(3)
Other performing loans
Loans held-for-sale	4,790	4,904	114	6,704	7,002	298
Loans held-for-investment	5	3	(2)	5	4	(1)
Total other performing loans	4,795	4,907	112	6,709	7,006	297
Total loans
Loans held-for-sale	4,808	4,920	112	6,713	7,009	296
Loans held-for-investment	20	16	(4)	14	12	(2)
Total loans	$4,828	$4,936	$108	$6,727	$7,021	$294
Liabilities
DOJ Liability (1)	$—	$—	$—	$(118)	$(35)	$83
(1) For additional information, see Note 19 - Legal Proceedings, Contingencies and Commitments.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

    The following tables present financial information by business segment for the periods indicated:

	Year-Ended December 31, 2021
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$601	$248	$15	$(117)	$747
Provision (benefit) for credit losses	4	(10)	—	(106)	(112)
Net interest income after provision (benefit) for credit losses	597	258	15	(11)	859
Net gain on loan sales	—	655	—	—	655
Loan fees and charges	1	65	75	—	141
Net return on mortgage servicing rights	—	23	—	—	23
Loan administration (expense) income	(1)	(34)	165	(9)	121
Other noninterest income	65	14	—	25	104
Total noninterest income	65	723	240	16	1,044
Compensation and benefits	107	200	65	161	533
Commissions	2	192	—	—	194
Loan processing expense	5	45	32	4	86
Other noninterest expense	60	88	87	165	400
Total noninterest expense	174	525	184	330	1,213
Income before indirect overhead allocations and income taxes	488	456	71	(325)	690
Indirect overhead allocation (expense) income	(35)	(67)	(19)	121	—
Provision (benefit) for income taxes	95	81	11	(30)	157
Net income (loss)	$358	$308	$41	$(174)	$533

Intersegment (expense) revenue	$119	$(2)	$43	$(160)	$—

Average balances
Loans held-for-sale	$15	$7,131	$—	$—	$7,146
Loans with government guarantees	$—	$2,156	$—	$—	$2,156
Loans held-for-investment (2)	$12,062	$1,780	$—	$18	$13,860
Total assets	$12,427	$11,981	$223	$3,565	$28,196
Deposits	$11,964	$28	$6,463	$1,198	$19,653
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	Year-Ended December 31, 2020
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$570	$191	$18	$(94)	$685
Provision (benefit) for credit losses	3	(11)	—	157	149
Net interest income after provision (benefit) for credit losses	567	202	18	(251)	536
Net gain on loan sales	2	969	—	—	971
Loan fees and charges	1	83	66	—	150
Net return on mortgage servicing rights	—	10	—	—	10
Loan administration (expense) income	(3)	(35)	151	(29)	84
Other noninterest income	61	8	—	26	95
Total noninterest income	61	1,035	217	(3)	1,310
Compensation and benefits	108	161	46	151	466
Commissions	2	230	—	—	232
Loan processing expense	5	40	36	2	83
Other noninterest expense	271	136	79	(125)	361
Total noninterest expense	386	567	161	28	1,142
Income before indirect overhead allocations and income taxes	242	670	74	(282)	704
Indirect overhead allocation	(40)	(60)	(19)	119	—
Provision (benefit) for income taxes	42	128	12	(16)	166
Net income (loss)	$160	$482	$43	$(147)	$538

Intersegment (expense) revenue	$(96)	$(48)	$39	$105	$—

Average balances
Loans held-for-sale	$1	$5,541	$—	$—	$5,542
Loans with government guarantees	$—	$1,571	$—	$—	$1,571
Loans held-for-investment (2)	$11,376	$2,591	$—	$30	$13,997
Total assets	$11,760	$10,735	$85	$4,328	$26,908
Deposits	$10,996	$—	$6,712	$836	$18,544
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	Year-Ended December 31, 2019
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$410	$145	$16	$(9)	$562
Provision (benefit) for credit losses	20	2	—	(4)	18
Net interest income after provision for credit losses	390	143	16	(5)	544
Net (loss) gain on loan sales	(14)	349	—		335
Loan fees and charges	1	67	32	—	100
Net return on mortgage servicing rights	—	6	—	—	6
Loan administration (expense) income	(3)	(24)	124	(67)	30
Other noninterest income	62	12	—	65	139
Total noninterest income	46	410	156	(2)	610
Compensation and benefits	103	111	28	135	377
Commissions	2	109	—	—	111
Loan processing expense	6	36	36	2	80
Other noninterest expense	165	90	59	6	320
Total noninterest expense	276	346	123	143	888
Income before indirect overhead allocations and income taxes	160	207	49	(150)	266
Indirect overhead allocation	(41)	(42)	(18)	101	—
Provision (benefit) for income taxes	24	35	6	(17)	48
Net income (loss)	$95	$130	$25	$(32)	$218

Intersegment revenue (expense)	$(3)	$13	$26	$(36)	$—

Average balances
Loans held-for-sale	$—	$3,952	$—	$—	$3,952
Loans with government guarantees	$—	$553	$—	$—	$553
Loans held-for-investment (2)	$7,876	$3,027	$—	$29	$10,932
Total assets	$8,319	$8,467	$47	$3,841	$20,674
Deposits	$10,301	$—	$3,851	$556	$14,708
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

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Financial Condition
(Dollars in millions)

	December 31,
	2021	2020
	(Dollars in millions)
Assets
Cash and cash equivalents	$213	$304
Investment in subsidiaries (1)	2,871	2,551
Other assets	39	17
Total assets	$3,123	$2,872
Liabilities and Stockholders’ Equity
Liabilities
Long-term debt	$396	$641
Other liabilities	9	30
Total liabilities	405	671
Stockholders’ Equity
Common stock	1	1
Additional paid in capital	1,355	1,346
Accumulated other comprehensive income	35	47
Retained earnings	1,327	807
Total stockholders’ equity	2,718	2,201
Total liabilities and stockholders’ equity	$3,123	$2,872
(1)Includes unconsolidated trusts of $7 million for December 31, 2021 and 2020.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Operations
(Dollars in millions)

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Income
Interest	$—	$2	$4
Cash dividends received from subsidiaries	225	82	100
Total	225	84	104
Expenses
Interest	14	25	28
General and administrative	10	14	6
Total	24	39	34
Net income (loss) before undistributed income of subsidiaries	201	45	70
Equity in undistributed income of subsidiaries	324	484	142
Net income before income taxes	525	529	212
Benefit for income taxes	(8)	(9)	(6)
Net income	533	538	218
Other comprehensive income (loss) (1)	(12)	46	48
Comprehensive income	$521	$584	$266
(1)See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Cash Flows
(Dollars in millions)

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net income	$533	$538	$218
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(549)	(566)	(241)
Dividends received from subsidiaries	225	82	104
Other	(41)	34	10
Net cash provided by operating activities	168	88	91
Investing Activities
Net cash provided by investing activities	—	—	—
Financing Activities
Stock buyback	—	(150)	(50)
Repayment of long-term debt	(246)	(4)	—
Proceeds from issuance of long-term debt	—	150	—
Debt issuance costs	—	(2)	—
Dividends declared and paid	(13)	(11)	(9)
Net cash used in financing activities	(259)	(17)	(59)
Net increase in cash and cash equivalents	(91)	71	32
Cash and cash equivalents, beginning of year	304	233	201
Cash and cash equivalents, end of year	$213	$304	$233

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

    Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

    With the participation of the Chief Executive Officer and Chief Financial Officer, Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

    Based on this assessment, as of December 31, 2021 we assert that we maintained effective internal control over financial reporting.

    The effectiveness of Management's internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm, as stated in their report, included herein.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

    None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

    None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

    Except as set forth below, the information required by this Item 10 will be contained in our Proxy Statement relating to the 2022 Annual Meeting of Stockholders and is hereby incorporated by reference.

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

    The information required by this Item 11 will be contained in our Proxy Statement relating to the 2022 Annual Meeting of Stockholders and is hereby incorporated by reference, provided that the Compensation Committee Report shall be deemed to be furnished and not filed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Except as set forth below, the information required by this Item 12 will be contained in our Proxy Statement relating to the 2022 Annual Meeting of Stockholders and is hereby incorporated by reference.

Equity Compensation Plan Information

    The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to Be Issued Upon Exercise	Weighted Average Exercise Price (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders - Restricted Stock Units (2)	600,573	$36.61	1,351,275
Equity compensation plans not approved by security holders	—	—	—
Total	600,573	$36.61	1,351,275
(1)Weighted average exercise price is calculated including RSUs, which for this purpose are treated as having an exercise price of zero.
(2)For further information regarding the equity compensation plans under which the RSUs are authorized for issuance, see Note 16 - Stock-Based Compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item 13 will be contained in our Proxy Statement relating to the 2022 Annual Meeting of Stockholders and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by this Item 14 will be contained in our Proxy Statement relating to the 2022 Annual Meeting of Stockholders and is hereby incorporated by reference.

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

4.3*	Form of 4.125% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4.2).
4.4*	Description of Rights of Shareholders (previously filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the period ended December 31, 2020, and incorporated herein by reference).
10.1*+
Amended and Restated Employment Agreement, dated as of May 21, 2019, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro P. DiNello (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019, and incorporated herein by reference.

10.2*+
Amended and Restated Employment Agreement dated as of May 21, 2019, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019, and incorporated herein by reference.

10.3*+
Amendment to the Employment Agreement dated as of September 4, 2020, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 31, 2021, incorporated herein by reference).

10.4*+
Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

10.5*+
Form of Senior Executive Officer Award Agreement under Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 10-Q, for the period ended June 30, 2018, and incorporated herein by reference).

10.6*+
Executive Long-Term Incentive Program Award Agreement II ($44 VWAP) (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

Exhibit No.	Description
10.7*+
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

10.9*+
Form of Change in Control Agreement as between Flagstar Bancorp, Inc., Flagstar Bank, FSB and James K. Ciroli, Stephen Figliuolo, Reginald Davis and Karen Buck (previously filed as Exhibit 10.12 to the Company's' Annual Report on Form 10-K for the period ended December 31, 2020, and incorporated herein by reference).

10.10*+
Non-Competition and Non-Solicitation Agreement, dated April 24, 2021, by and between Flagstar Bancorp, Inc. and Alessandro DiNello (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated April 26, 2021, and incorporated herein by reference).

21	List of Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers, LLP.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
101
Financial statements from Annual Report on Form 10-K of the Company for the year-ended December 31, 2021, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

    (b) — Exhibits. See Item 15.(a)(3) above.
    (c) — Financial Statement Schedules. See Item 15.(a)(2) above.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2022.

FLAGSTAR BANCORP, INC.

By:	/s/ Alessandro P. DiNello
Alessandro P. DiNello
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, in his or her capacity as director or officer, or both, as the case may be, of Flagstar Bancorp, Inc., does hereby appoint Alessandro DiNello and James K. Ciroli, and each of them, his or her attorney or attorneys with full power of substitution to execute in his or her name, in his or her capacity as a director or officer, or both, as the case may be, of Flagstar Bancorp, Inc., the 2021 Form 10-K Annual Report and any and all amendments and supplements to such 2021 Form 10-K Annual Report and post-effective amendments and supplements thereto, and to file the same with all exhibits thereto and all other documents in connection therewith with the Securities and Exchange Commission.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2022.

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