Form 10-Q
period 2022-03-31
FLAGSTAR BANCORP INC
filed 2022-05-10
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 9, 2022, 53,245,670 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2022

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
ACL	Allowance for Credit Losses	HELOAN	Home Equity Loan
AFS	Available-for-Sale	HFI	Held-for-Investment
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HFS	Held-for-Sale
		HOLA	Home Owners' Loan Act
ALCO	Asset Liability Committee	Home equity	Second Mortgages, HELOANs, HELOCs
ALLL	Allowance for Loan Losses	HPI	Housing Price Index
AOCI	Accumulated Other Comprehensive Income (Loss)	HTM	Held-to-Maturity
ASU	Accounting Standards Update	LGG	Loans with Government Guarantees
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LHFI	Loans Held-for-Investment
C&I	Commercial and Industrial	LHFS	Loans Held-for-Sale
CARES Act	Coronavirus Aid, Relief and Economic Security Act	LIBOR	London Interbank Offered Rate
CDARS	Certificates of Deposit Account Registry Service	LTV	Loan-to-Value Ratio
CD	Certificates of Deposit	Management	Flagstar Bancorp’s Management
CECL	Current Expected Credit Losses	MBS	Mortgage-Backed Securities
CET1	Common Equity Tier 1	MD&A	Management's Discussion and Analysis
CLTV	Combined Loan-to-Value Ratio	MSR	Mortgage Servicing Rights
Common Stock	Common Shares	N/A	Not Applicable
CRE	Commercial Real Estate	N/M	Not Meaningful
Deposit Beta	The change in the annualized cost of our deposits, compared to the change in the Federal Reserve discount rate	NBV	Net Book Value
DOJ	United States Department of Justice	NPL	Nonperforming Loan
DOJ Liability	2012 Settlement Agreement with the Department of Justice	NYSE	New York Stock Exchange
		OCC	Office of the Comptroller of the Currency
DTA	Deferred Tax Asset	OCI	Other Comprehensive Income (Loss)
EVE	Economic Value of Equity	QTL	Qualified Thrift Lending
Fannie Mae	Federal National Mortgage Association	Regulatory Agencies	Board of Governors of the Federal Reserve, Office of the Comptroller of the Currency, U.S. Department of the Treasury, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, Securities and Exchange Commission
FASB	Financial Accounting Standards Board
FBC	Flagstar Bancorp
FDIC	Federal Deposit Insurance Corporation	REO	Real estate owned and other nonperforming assets, net
Federal Reserve	Board of Governors of the Federal Reserve System	RMBS	Residential Mortgage-Backed Securities
FHA	Federal Housing Administration	RWA	Risk Weighted Assets
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FICO	Fair Isaac Corporation	SNC	Shared National Credit Loans
FOAL	Fallout-Adjusted Locks	SOFR	Secured Oversight Financing Rate
FRB	Federal Reserve Bank	TDR	Troubled Debt Restructuring
Freddie Mac	Federal Home Loan Mortgage Corporation	TPO	Third Party Originator
FTE	Full Time Equivalent Employees	UPB	Unpaid Principal Balance
GAAP	United States Generally Accepted Accounting Principles	U.S. Treasury	United States Department of Treasury
GNMA	Government National Mortgage Association	VIE	Variable Interest Entities
HELOC	Home Equity Lines of Credit	XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the first quarter of 2022, which should be read in conjunction with the financial statements and related notes set forth in Part I, Item 1 of this Form 10-Q and Part II, Item 8 of Flagstar Bancorp, Inc.'s 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

    Certain statements in this Form 10-Q, including but not limited to statements included within Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements are based on the current beliefs and expectations of our Management. Actual results may differ from those set forth in forward-looking statements. See Forward-Looking Statements on page 41 of this Form 10-Q, Part II, Item 1A, Risk Factors of this Form 10-Q and Part I, Item 1A, Risk Factors of Flagstar Bancorp, Inc.'s 2021 Annual Report on Form 10-K for the year ended December 31, 2021. Additional information about Flagstar can be found on our website at www.flagstar.com.

    Where we say "we," "us," "our," the "Company," "Bancorp" or "Flagstar," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank"). See the Glossary of Abbreviations and Acronyms on page 3 for definitions used throughout this Form 10-Q.

Introduction

    We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide commercial and consumer banking services, and we are the 6th largest bank mortgage originator in the nation and the 5th largest subservicer of mortgage loans nationwide. At March 31, 2022, we had 5,341 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC".

    Our relationship-based business model leverages our full-service bank’s capabilities and our national mortgage platform to create build financial solutions for our customers. At March 31, 2022, we operated 158 full-service banking branches that offer a full set of banking products to consumer, commercial, and government customers. Our banking footprint spans Michigan, Indiana, California, Wisconsin, Ohio and contiguous states.

    We originate mortgages through a network of brokers and correspondents in all 50 states and our own loan officers, which includes our direct lending team, from 82 retail locations in 28 states and 3 call centers. We are also a leading national servicer of mortgage loans and provide complementary ancillary offerings including MSR lending, servicing advance lending and MSR recapture services.

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

On April 26, 2022, NYCB and Flagstar entered into Amendment No. 1 (the "Amendment") to the Merger Agreement. Under the Amendment, the parties have agreed to: extend the termination date of the Merger Agreement to October 31, 2022; Change the structure of the merger of the subsidiary banks, so that Flagstar Bank, FSB will initially convert to a national bank charter and New York Community Bank will merge with and into the national bank, with the national bank as the surviving entity; and clarify that approvals of the FDIC and the New York State Department of Financial Services are no longer required but that the approval of the OCC will be required. Other than as expressly modified by the Amendment, the Merger Agreement, remains in full force and effect.

Completion of the transaction is subject to customary closing conditions, including receipt of regulatory approvals.

Operating Segments

    Our operations are conducted through our three operating segments: Community Banking, Mortgage Originations, and Mortgage Servicing. For further information, see MD&A - Operating Segments and Note 17 - Segment Information.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended,			1Q22 vs. 4Q21	1Q22 vs. 1Q21
	March 31, 2022	December 31, 2021	March 31, 2021	Change	Change
	(Dollars in millions, except share data)
Net interest income	$165	$181	$189	$(16)	$(24)
(Benefit) provision for credit losses	(4)	(17)	(28)	13	24
Total noninterest income	160	202	324	(42)	(164)
Total noninterest expense	261	291	347	(30)	(86)
Provision for income taxes	15	24	45	(9)	(30)
Net income	$53	$85	$149	$(32)	$(96)
Income per share
Basic	$0.99	$1.62	$2.83	$(0.63)	$(1.84)
Diluted	$0.99	$1.60	$2.80	$(0.61)	$(1.81)
Weighted average shares outstanding:
Basic	53,219,866	52,867,138	52,675,562	352,728	544,304
Diluted	53,578,001	53,577,832	53,297,803	169	280,198

The following table summarizes our adjusted results of operations(1):

	Three Months Ended,			1Q22 vs. 4Q21	1Q22 vs. 1Q21
	March 31, 2022	December 31, 2021	March 31, 2021	Change	Change
	(Dollars in millions, except share data)
Net interest income	$165	$181	$189	$(16)	$(24)
(Benefit) provision for credit losses	(4)	(17)	(28)	13	24
Total noninterest income	160	202	324	(42)	(164)
Total noninterest expense	258	285	312	(27)	(54)
Provision for income taxes	16	25	53	(9)	(37)
Net income	$55	$90	$176	$(35)	$(121)
Income per share
Basic	$1.03	$1.71	$3.34	$(0.68)	$(2.31)
Diluted	$1.02	$1.69	$3.31	$(0.67)	$(2.29)
(1)See Use of Non-GAAP Financial Measures for further information.

The following table summarizes certain selected ratios and statistics for the periods indicated:

	Three Months Ended,
	March 31, 2022	December 31, 2021	March 31, 2021
Selected Ratios:
Interest rate spread (1)	2.91%	2.79%	2.55%
Net interest margin	3.11%	2.96%	2.82%
Adjusted net interest margin (2)	3.12%	2.98%	3.02%
Return on average assets	0.89%	1.28%	1.98%
Adjusted return on average assets (2)	0.92%	1.35%	2.34%
Return on average common equity	7.87%	12.74%	25.73%
Return on average tangible common equity (2)	8.61%	13.79%	27.99%
Adjusted return on average tangible common equity (2)	9.10%	14.90%	32.97%
Common equity-to-assets ratio	11.75%	10.67%	8.01%
Common equity-to-assets ratio (average for the period)	11.12%	10.08%	7.71%
Efficiency ratio	80.4%	75.9%	67.7%
Adjusted efficiency ratio (2)	79.6%	74.4%	60.8%
Selected Statistics:
Book value per common share	$51.33	$51.09	$44.71
Tangible book value per share (2)	$48.61	$48.33	$41.77
Number of common shares outstanding	53,236,067	53,197,650	52,752,600
(1)Interest rate spread is the difference between the yield earned on average interest-earning assets for the period and the rate of interest paid on average interest-bearing liabilities.
(2) See Use of Non-GAAP Financial Measures for further information.

Overview

Net income for the quarter-ended March 31, 2022 was $53 million, or $0.99 per diluted share compared to fourth quarter 2021 net income of $85 million, or $1.60 per diluted share. When adjusting for the pre-tax impact of merger related expenses, first quarter 2022 net income was $55 million, or $1.02 per diluted share as compared to $90 million, or $1.69 per diluted share in the fourth quarter of 2021.

Net interest income in the first quarter declined $16 million, or 9 percent as compared to the prior quarter driven by a $2.7 billion, or 11 percent, reduction in average interest-earning assets partially offset by a 15 basis points increase in net interest margin. In the first quarter, a smaller mortgage market and seasonality drove declines in our HFS and warehouse loan portfolios compared to the prior quarter, which were partially offset by a $360 million increase in our commercial and industrial loan portfolio. The margin expansion was largely attributable to the impact of income recognized from the payoff of loans with government guarantees in forbearance and higher rates on newly originated loans held-for-sale.

Net return on mortgage servicing rights increased $10 million, to $29 million for the first quarter 2022, compared to a $19 million net return for the fourth quarter 2021. The increase in interest rates during the quarter resulted in improved valuations and hedging results as we reduced our hedge ratio on this portfolio to help mitigate the impact of higher mortgage rates on our mortgage origination revenue.

Net gain on sales decreased $46 million, or 51 percent compared to the prior quarter driven by lower gain on loan sale margins which declined 44 basis points, to 58 basis points for the first quarter 2022, as compared to 102 basis points for the fourth quarter 2022. The decrease was largely the result of $21 million fewer re-securitization gains from cured LGG loans and secondary marketing, which were impacted by the speed of rate changes in the quarter and volatility. Fallout adjusted lock volume declined to $7.7 billion from $8.9 billion for the fourth quarter 2021, reflecting lower refinance volumes due to increasing interest rates.

Our benefit for credit losses for the quarter ended March 31, 2022 was $4 million, compared to a benefit of $17 million in the fourth quarter 2021. Our benefit for credit losses in the first quarter was driven by the reduction in our ACL reserve reflecting one non-accrual commercial loan, no commercial delinquencies and low levels of consumer delinquencies while forbearance loans continue to decrease as of March 31, 2022.

We subserviced 1.3 million accounts as of March 31, 2022, a 2 percent increase compared to December 31, 2021 as we continued to grow this business.

Net Interest Income

The following table presents details on our net interest margin and net interest income on a consolidated basis:

	Three Months Ended,
	March 31, 2022			December 31, 2021			March 31, 2021
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$4,833	$40	3.31%	$6,384	$49	3.10%	$7,464	$53	2.83%
Loans held-for-investment
Residential first mortgage	1,500	13	3.35%	1,569	13	3.22%	2,132	17	3.20%
Home equity	598	6	4.05%	635	6	3.93%	820	7	3.50%
Other	1,253	15	4.86%	1,229	16	4.80%	1,040	12	4.79%
Total consumer loans	3,351	34	4.04%	3,433	35	3.92%	3,992	36	3.68%
Commercial real estate	3,226	29	3.60%	3,260	29	3.45%	3,042	26	3.36%
Commercial and industrial	1,834	16	3.52%	1,473	14	3.69%	1,486	13	3.53%
Warehouse lending	3,973	32	3.25%	5,148	47	3.54%	6,395	64	4.00%
Total commercial loans	9,033	77	3.43%	9,881	90	3.53%	10,923	103	3.76%
Total loans held-for-investment (1)	12,384	111	3.59%	13,314	125	3.63%	14,915	139	3.73%
Loans with government guarantees	1,402	15	4.40%	1,742	11	2.62%	2,502	4	0.56%
Investment securities	2,021	11	2.19%	2,104	11	2.09%	2,210	12	2.21%
Interest-earning deposits	929	—	0.16%	747	—	0.15%	87	—	0.14%
Total interest-earning assets	$21,569	$177	3.30%	$24,291	$196	3.18%	$27,178	$208	3.06%
Other assets	2,592			2,408			2,887
Total assets	$24,161			$26,699			$30,065
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,626	$—	0.09%	$1,692	$—	0.05%	$1,852	$—	0.07%
Savings deposits	4,253	2	0.14%	4,211	2	0.14%	3,945	1	0.14%
Money market deposits	887	—	0.09%	927	—	0.09%	685	—	0.06%
Certificates of deposit	929	1	0.35%	973	1	0.44%	1,293	4	0.96%
Total retail deposits	7,695	3	0.15%	7,803	3	0.15%	7,775	5	0.25%
Government deposits	1,879	1	0.17%	1,998	1	0.17%	1,773	1	0.22%
Wholesale deposits and other	1,071	2	0.89%	1,238	3	0.93%	1,031	4	1.59%
Total interest-bearing deposits	10,645	6	0.23%	11,039	7	0.25%	10,579	10	0.38%
Short-term FHLB advances and other	658	—	0.22%	1,258	1	0.19%	2,779	1	0.17%
Long-term FHLB advances	1,260	3	0.98%	1,400	4	0.88%	1,200	3	1.03%
Other long-term debt	396	3	3.23%	396	3	3.16%	453	5	4.11%
Total interest-bearing liabilities	$12,959	$12	0.39%	$14,093	$15	0.39%	$15,011	$19	0.51%
Noninterest-bearing deposits
Retail deposits and other	2,474			2,468			2,270
Custodial deposits (2)	4,970			6,309			7,194
Total noninterest bearing deposits	7,444			8,777			9,464
Other liabilities	1,071			1,137			3,271
Stockholders’ equity	2,687			2,692			2,319
Total liabilities and stockholders' equity	$24,161			$26,699			$30,065
Net interest-earning assets	$8,610			$10,198			$12,167
Net interest income		$165			$181			$189
Interest rate spread (3)			2.91%			2.79%			2.55%
Net interest margin (4)			3.11%			2.96%			2.82%
Ratio of average interest-earning assets to interest-bearing liabilities			166.4%			172.4%			181.1%
Total average deposits	$18,089			$19,816			$20,043
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

	Three Months Ended,			Three Months Ended,
	March 31, 2022 versus December 31, 2021 Increase (Decrease) Due to:			March 31, 2022 versus March 31, 2021 Increase (Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$4	$(13)	$(9)	$6	$(19)	$(13)
Loans held-for-investment
Residential first mortgage	1	(1)	—	1	(5)	(4)
Home equity	—	—	—	1	(2)	(1)
Other	(1)	—	(1)	—	3	3
Total consumer loans	—	(1)	(1)	4	(6)	(2)
Commercial real estate	—	—	—	1	2	3
Commercial and industrial	(1)	3	2	—	3	3
Warehouse lending	(5)	(10)	(15)	(8)	(24)	(32)
Total commercial loans	(6)	(7)	(13)	(8)	(18)	(26)
Total loans held-for-investment	(6)	(8)	(14)	(4)	(24)	(28)
Loans with government guarantees	8	(4)	4	13	(2)	11
Investment securities	—	—	—	—	(1)	(1)
Interest-earning deposits and other	—	—	—	—	—	—
Total interest-earning assets	$3	$(22)	$(19)	$12	$(43)	$(31)
Interest-Bearing Liabilities
Interest-bearing deposits	$(1)	$—	$(1)	$(4)	$—	$(4)
Short-term FHLB advances and other borrowings	(1)	—	(1)	—	(1)	(1)
Long-term FHLB advances	(1)	—	(1)	—	—	—
Other long-term debt	—	—	—	(1)	(1)	(2)
Total interest-bearing liabilities	(2)	(1)	(3)	(4)	(3)	(7)
Change in net interest income	$5	$(21)	$(16)	$16	$(40)	$(24)

Comparison to Prior Quarter

Net interest income for the three months ended March 31, 2022 was $165 million, a decrease of $16 million, or 9 percent as compared to the fourth quarter 2021. The results primarily reflect a $2.7 billion, or 11 percent, net decrease in average earning assets primarily from lower mortgage loans held-for-sale and warehouse loans due to seasonality and a smaller mortgage origination market. These decreases were partially offset by $360 million higher balances in our commercial and industrial loan portfolio and a higher net interest margin.

The net interest margin increased 15 basis points to 3.11 percent for the quarter ended March 31, 2022, as compared to 2.96 percent for the quarter ended December 31, 2021. The increase in net interest margin was largely attributable to the impact from the Federal Reserve's March rate increase, income recognition resulting from the payoff of LGG in forbearance, and higher yields on newly originated LHFS.

Average total deposits were $18.1 billion in the first quarter 2022, decreasing $1.7 billion, or 9 percent, from the fourth quarter 2021. The decrease was primarily driven by a decrease of $1.3 billion, or 21 percent, in average custodial deposits due to a reduction in mortgage refinance activity driven by the higher rate environment.

Comparison to Prior Year    Quarter

Net interest income for the three months ended March 31, 2022 was $165 million, a decrease of $24 million as compared to the three months ended March 31, 2021. The 13 percent decrease was driven by a decline in average earning assets, primarily from mortgage loans held-for-sale and warehouse loans due to a smaller mortgage origination market. In addition, average LGG decreased $1.1 billion driven by loans exiting forbearance and being resold.

Net interest margin increased 29 basis points to 3.11 percent for the three months ended March 31, 2022, as compared to 2.82 percent for the three months ended March 31, 2021 primarily due to higher interest rates, income recognition resulting from the payoff of LGG in forbearance as a majority of these loans were not earning interest in the first quarter of 2021 and higher rates on newly originated LHFS.

Average interest-bearing liabilities decreased $2.1 billion, primarily driven by a decrease of $2.1 billion in short term FHLB borrowings due to a reduction in our overall asset base.

Provision for Credit Losses

Comparison to Prior Quarter

The benefit for credit losses was $4 million for the three months ended March 31, 2022, as compared to a $17 million benefit for credit losses for the three months ended December 31, 2021. Our benefit for credit losses in the first quarter was driven by a reduction in our ACL reserve that reflects the credit quality of our outstanding portfolio with a low number of non-accrual loans and no commercial delinquencies as of March 31, 2022. During the first quarter 2022, we had $21 million of net charge-offs, primarily all from the $20 million charge-off of a commercial credit that had an $18 million specific reserve at December 31, 2021. The prior quarter benefit contained qualitative reserve reductions reflecting strong portfolio performance and asset quality.

Comparison to Prior Year Quarter

The benefit for credit losses was $4 million for the three months ended March 31, 2022, as compared to a benefit of $28 million for the three months ended March 31, 2021 which was driven by improved economic forecasts in the prior year.

For further information on the provision for credit losses, see MD&A - Credit Quality.

Noninterest Income

    The following tables provide information on our noninterest income and other mortgage metrics:

	Three Months Ended,			1Q22 vs. 4Q21	1Q22 vs. 1Q21
	March 31, 2022	December 31, 2021	March 31, 2021	Change	Change
	(Dollars in millions)
Net gain on loan sales	$45	$91	$227	$(46)	$(182)
Loan fees and charges	27	29	42	(2)	(15)
Net return on mortgage servicing rights	29	19	—	10	29
Loan administration income	33	36	27	(3)	6
Deposit fees and charges	9	8	8	1	1
Other noninterest income	17	19	20	(2)	(3)
Total noninterest income	$160	$202	$324	$(42)	$(164)

	Three Months Ended,			1Q22 vs. 4Q21	1Q22 vs. 1Q21
	March 31, 2022	December 31, 2021	March 31, 2021	Change	Change
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)(3)	$7,700	$8,900	$12,300	$(1,200)	$(4,600)
Mortgage loans closed (3)	$8,200	$10,700	$13,800	$(2,500)	$(5,600)
Mortgage loans sold and securitized (3)	$9,900	$12,100	$13,700	$(2,200)	$(3,800)
Net margin on mortgage rate lock commitments (fallout-adjusted) (1)(2)	0.58%	1.02%	1.84%	(0.44)%	(1.26)%
Net margin on loans sold and securitized	0.45%	0.75%	1.65%	(0.30)%	(1.20)%
(1)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by estimates of the percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.
(2)Gain on sale margin is based on net gain on loan sales to fallout-adjusted mortgage rate lock commitments.
(3)Rounded to nearest hundred million.

Comparison to Prior Quarter

    Noninterest income decreased $42 million for the quarter ended March 31, 2022, compared to the quarter ended December 31, 2021, primarily due to the following:

•Net gain on loan sales decreased $46 million as compared to the fourth quarter 2021. Gain on sale margins decreased 44 basis points, to 58 basis points for the first quarter 2022, as compared to 102 basis points for the fourth quarter 2021. The decrease was largely the result of $21 million fewer re-securitization gains from the LGG portfolio and secondary marketing performance, which was impacted by the speed of interest rate changes in the quarter. FOALs decreased $1.2 billion, or 13 percent, to $7.7 billion, reflecting lower refinance volumes due to increasing interest rates.

•Net return on mortgage servicing rights was $29 million in the first quarter of 2022, an increase of $10 million compared to the fourth quarter of 2021. The increase in interest rates during the quarter resulted in improved valuations and hedging results as we reduced our hedge ratio on this portfolio to help mitigate the impact of higher mortgage rates on our mortgage origination revenue.

•Loan administration income decreased $3 million, to $33 million for the first quarter 2022, compared to $36 million for the fourth quarter 2021, driven by a decline in the average number of subserviced loans in forbearance which earn a higher rate.

•Loan fees and charges decreased $2 million to $27 million for the first quarter of 2022, compared to $29 million for the fourth quarter 2021, primarily due to a 23 percent decrease in mortgage loans closed partially offset by higher ancillary fee income in our servicing business.

Comparison to Prior Year    Quarter

    Noninterest income decreased $164 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the following:

•Net gain on loan sales decreased $182 million, primarily due to $4.6 billion lower FOALs and a 126 basis points decrease in our gain on sale margin driven by the reduction in mortgage origination market, reduced refinance activity due to higher mortgage rates and the resulting increased competition.

•Net return on mortgage servicing rights increased $29 million, primarily driven by the increase in interest rates which resulted in improved valuations and hedging results as we reduced our hedge ratio on this portfolio in the first quarter of 2022 to help mitigate the impact of higher mortgage rates on our mortgage origination revenue.

•Loan administration income increased $6 million, driven primarily by a decline in LIBOR-based credits paid to sub-servicing customers on custodial deposits controlled by them which declined $2.2 billion along with higher overall subservicing fee income due to an increase in the average number of loans being subserviced.

•Loan fees and charges decreased $15 million primarily driven by a 40 percent decrease in mortgage loans closed. This decrease was partially offset by higher ancillary fee income from our servicing business.

Noninterest Expense

    The following table sets forth the components of our noninterest expense:

	Three Months Ended,			1Q22 vs. 4Q21	1Q22 vs. 1Q21
	March 31, 2022	December 31, 2021	March 31, 2021	Change	Change
	(Dollars in millions)
Compensation and benefits	$127	$137	$144	$(10)	$(17)
Occupancy and equipment	45	47	46	(2)	(1)
Commissions	26	38	62	(12)	(36)
Loan processing expense	21	21	21	—	—
Legal and professional expense	11	13	8	(2)	3
Federal insurance premiums	4	4	6	—	(2)
Intangible asset amortization	2	3	3	(1)	(1)
General, administrative and other	25	28	57	(3)	(32)
Total noninterest expense	$261	$291	$347	$(30)	$(86)
Efficiency ratio	80.4%	75.9%	67.7%	4.5%	12.7%
Number of FTE employees	5,341	5,395	5,418	(54)	(77)

Comparison to Prior Quarter

Noninterest expense decreased to $261 million for the quarter ended March 31, 2022, compared to $291 million for the quarter ended December 31, 2021. Excluding $3 million of merger costs in the first quarter of 2022 and $6 million of merger costs in the fourth quarter 2021, noninterest expense decreased $27 million, or 9 percent. The decrease in noninterest expense primarily reflects lower commissions as mortgage loan closings decreased 23 percent compared to the prior quarter and a decrease in incentive compensation partially offset by seasonally higher payroll taxes and benefits.

Comparison to Prior Year    Quarter

Noninterest expense decreased $86 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021 primarily due to the following:

•Mortgage commissions decreased $36 million primarily driven by a 40 percent reduction in mortgage loan closings.

•Compensation and benefits decreased $17 million, primarily due to a decrease in incentive compensation and slightly lower average FTE.

•General, administrative and other noninterest expense decreased $32 million primarily driven by the $35 million DOJ final settlement expense recognized during the three months ended March 31, 2021. The quarter ended March 31, 2021 includes $3 million of merger expenses.

Provision for Income Taxes

    The first quarter provision for income taxes totaled $15 million, as compared to a provision for income taxes of $24 million for the fourth quarter 2021, with an effective tax rate of 22 percent, in-line with the effective tax rate for the fourth quarter 2021.

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

	Three Months Ended,			1Q22 vs. 4Q21	1Q22 vs. 1Q21
Community Banking	March 31, 2022	December 31, 2021	March 31, 2021	Change	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$122	$147	$156	$(25)	$(34)
(Benefit) provision for credit losses	22	9	(14)	13	36
Net interest income after (benefit) provision for credit losses	100	138	170	(38)	(70)
Other noninterest income	18	16	18	2	—
Total noninterest income	18	16	18	2	—
Compensation and benefits	28	26	31	2	(3)
Commissions	1	1	1	—	—
Loan processing expense	2	1	1	1	1
General, administrative and other	18	21	25	(3)	(7)
Total noninterest expense	49	49	58	—	(9)
Income before indirect overhead allocations and income taxes	69	105	130	(36)	(61)
Indirect overhead allocation	(10)	(9)	(10)	(1)	—
Provision for income taxes	12	20	25	(8)	(13)
Net income	$47	$76	$95	$(29)	$(48)

Key Metrics
Number of FTE employees	1,173	1,123	1,273	50	(100)
Number of bank branches	158	158	158	—	—

Comparison to Prior Quarter

    The Community Banking segment reported net income of $47 million for the quarter ended March 31, 2022, compared to net income of $76 million for the quarter ended December 31, 2021. The $29 million decrease was driven by the following:

•Net interest income decreased $25 million primarily due to a $1.2 billion decline in our warehouse portfolio as a result of the reduction in the mortgage origination market and a higher intercompany funding rate.

•General, administrative and other noninterest expense decreased $3 million due to lower intersegment expense allocations from the Other segment. This is primarily due to the decrease in ACL during the first quarter 2022 resulting in a provision benefit and higher net charge-offs which resulted in a benefit to the Other segment.

•The provision for credit losses was $22 million in the first quarter 2022, compared to a $9 million provision in the prior quarter. The increase was primarily all from the $20 million charge-off associated with one commercial credit.

Comparison to Prior Year Quarter

    The Community Banking segment reported net income of $47 million for the three months ended March 31, 2022, compared to $95 million for the three months ended March 31, 2021. The decrease was driven by the following:

•Net interest income decreased $34 million primarily due to a $2.4 billion decline in our warehouse portfolio as a result of the reduction in the mortgage origination market and higher intercompany funding rate charges on our assets.

•The provision for credit losses of $22 million for the three months ended March 31, 2022 was primarily driven by a charge-off relating to one commercial borrower. The $14 million benefit for credit losses for the three months ended March 31, 2021 was primarily due to a $16 million recovery on a previously charged-off loan.

•General, administrative and other noninterest expense decreased $7 million due to lower intersegment expense allocations from the Other segment. This is primarily due to the decrease in ACL during the first quarter of 2022, resulting in a provision benefit and higher net charge-offs, which caused a benefit to the Other segment.

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

	Three Months Ended,			1Q22 vs. 4Q21	1Q22 vs. 1Q21
Mortgage Originations	March 31, 2022	December 31, 2021	March 31, 2021	Change	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$56	$62	$56	$(6)	$—
Provision (benefit) for credit losses	3	(3)	(2)	6	5
Net interest income after provision (benefit) for credit losses	53	65	58	(12)	(5)
Net gain on loan sales	45	91	227	(46)	(182)
Loan fees and charges	6	10	24	(4)	(18)
Loan administration expense	(7)	(7)	(10)	—	3
Net return on mortgage servicing rights	29	19	—	10	29
Other noninterest income	1	5	3	(4)	(2)
Total noninterest income	74	118	244	(44)	(170)
Compensation and benefits	45	49	54	(4)	(9)
Commissions	25	37	61	(12)	(36)
Loan processing expense	9	11	11	(2)	(2)
General, administrative and other	11	23	22	(12)	(11)
Total noninterest expense	90	120	148	(30)	(58)
Income before indirect overhead allocations and income taxes	37	63	154	(26)	(117)
Indirect overhead allocation	(15)	(17)	(19)	2	4
Provision for income taxes	4	9	28	(5)	(24)
Net income	$18	$37	$107	$(19)	$(89)

Key Metrics
Mortgage rate lock commitments (fallout-adjusted) (1)(2)	$7,700	$8,900	$12,300	$(1,200)	$(4,600)
Noninterest expense to closing volume	1.11%	1.13%	1.07%	(0.02)%	0.04%
Number of FTE employees	2,044	2,109	2,083	(100)	(39)
(1)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.
(2)Rounded to nearest hundred million.

Comparison to Prior Quarter

    The Mortgage Originations segment reported net income of $18 million for the quarter ended March 31, 2022 as compared to $37 million for the quarter ended December 31, 2021. The $19 million decrease was driven by the following:

•Net gain on loan sales decreased $46 million as compared to the fourth quarter 2021. Gain on sale margins decreased by 44 basis points to 58 basis points for the first quarter 2022, as compared to 102 basis points for the fourth quarter 2021. The decrease was largely the result of fewer re-securitization gains from the LGG portfolio and secondary marketing performance, which was impacted by the speed of interest rate changes in the quarter. Channel margins were down slightly due to competitive factors. FOALs decreased $1.2 billion, or 13 percent, to $7.7 billion.

•Net interest income decreased $6 million primarily due to a $1.6 billion, or 24 percent, decline in the LHFS portfolio driven by the reduction in the mortgage origination market, partially offset by higher interest rates.
•Net return on mortgage servicing rights increased $10 million, to $29 million for the first quarter 2022, compared to a $19 million net return for the fourth quarter 2021. The increase in interest rates during the quarter resulted in improved valuations and hedging results as we reduced our hedge ratio on this portfolio to help mitigate the impact of higher mortgage rates on our mortgage origination revenue.

•Commissions decreased $12 million, primarily due to a 23 percent reduction in mortgage loan closings.

•General, administrative and other noninterest expense decreased $12 million primarily due to lower intersegment expense allocations from the Other segment. This is primarily due to the decrease in ACL during the quarter resulting in a provision benefit and higher net charge-offs which resulted in a benefit to the Other segment.

Comparison to Prior Year Quarter

    The Mortgage Originations segment reported net income of $18 million for the three months ended March 31, 2022 and $107 million for the three months ended March 31, 2021. The decrease was driven by the following:

•Net gain on loan sales decreased $182 million primarily due to $4.6 billion lower FOALs and a 126 basis points decrease in our gain on sale margin driven by the challenging mortgage market and competitive factors relative to the prior year.

•Commissions decreased $36 million and loan fees and charges decreased $18 million primarily due to reduction in mortgage closings.

•Compensation and benefits decreased $9 million primarily due to lower incentive compensation and lower FTE.

•General, administrative and other noninterest expense decreased $11 million primarily due to lower intersegment expense allocations from the Other segment. This is primarily due to the decrease in ACL during the quarter resulting in a provision benefit and higher net charge-offs which resulted in a benefit to the Other segment.
•Net return on mortgage servicing rights, including the impact of economic hedges, increased $29 million primarily driven by reduced hedge ratio in this portfolio and increased interest rates during quarter ended March 31, 2021.

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

	Three Months Ended,			1Q22 vs. 4Q21	1Q22 vs. 1Q21
Mortgage Servicing	March 31, 2022	December 31, 2021	March 31, 2021	Change	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$3	$4	$4	$(1)	$(1)
Loan fees and charges	21	18	18	3	3
Loan administration income	43	45	40	(2)	3
Total noninterest income	64	63	58	1	6
Compensation and benefits	16	16	16	—	—
Loan processing expense	9	8	8	1	1
General, administrative and other	21	22	22	(1)	(1)
Total noninterest expense	46	46	46	—	—
Income before indirect overhead allocations and income taxes	21	19	16	2	5
Indirect overhead allocation	(6)	(5)	(6)	(1)	—
Provision for income taxes	3	3	2	—	1
Net income	$12	$11	$8	$1	$4

Key Metrics
Average number of residential loans serviced (1)	1,245,000	1,218,000	1,117,000	27,000	128,000
Number of FTE employees	736	729	721	7	15
(1)Rounded to nearest thousand.

    The following table presents loans serviced and the number of accounts associated with those loans:

	March 31, 2022		December 31, 2021		March 31, 2021
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Loan Servicing
Subserviced for others (2)	$253,013	1,041,251	$246,858	1,032,923	$197,053	921,126
Serviced for others (3)	40,065	154,404	35,074	137,243	40,402	160,511
Serviced for own loan portfolio (4)	7,215	60,167	8,793	63,426	9,965	66,363
Total loans serviced	$300,293	1,255,822	$290,725	1,233,592	$247,420	1,148,000
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

Comparison to Prior Quarter

The Mortgage Servicing segment reported net income of $12 million for the quarter ended March 31, 2022, compared to net income of $11 million for the quarter ended December 31, 2021 as a result of a slightly higher number of loans serviced and subserviced. Loan administration income declined $2 million driven by lower monthly subservicing fees due to a lower number of loans being in forbearance. LIBOR-based fees paid to sub-servicing customers on custodial deposits controlled by them were flat as a $1.3 billion decline in the average balance of custodial deposits was offset by a higher variable rate.

Comparison to Prior Year Quarter

The Mortgage Servicing segment reported net income of $12 million for the three months ended March 31, 2022, compared to net income of $8 million for the three months ended March 31, 2021. The $4 million increase in net income was driven by a $6 million increase in noninterest income primarily driven by a $2.2 billion decline in LIBOR-based fees paid to sub-servicing customers on custodial deposits controlled by them and higher ancillary fee income.

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

	Three Months Ended,			1Q22 vs. 4Q21	1Q22 vs. 1Q21
Other	March 31, 2022	December 31, 2021	March 31, 2021	Change	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$(16)	$(32)	$(27)	$16	$11
(Benefit) provision for credit losses	(29)	(23)	(12)	(6)	(17)
Net interest income after (benefit) provision for credit losses	13	(9)	(15)	22	28
Net gain on loan sales	—	—	—	—	—
Loan fees and charges	—	1	—	(1)	—
Loan administration expense	(3)	(2)	(3)	(1)	—
Other noninterest income	7	6	7	1	—
Total noninterest income	4	5	4	(1)	—
Compensation and benefits	38	44	43	(6)	(5)
Commissions	—	—	—	—	—
Loan processing expense	1	1	1	—	—
General, administrative and other	37	29	51	8	(14)
Total noninterest expense	76	74	95	2	(19)
Income before indirect overhead allocations and income taxes	(59)	(78)	(106)	19	47
Indirect overhead allocation	31	31	35	—	(4)
Provision for income taxes	(4)	(8)	(10)	4	6
Net loss	$(24)	$(39)	$(61)	$15	$37

Key Metrics
Number of FTE employees	1,388	1,484	1,340	(96)	48

Comparison to Prior Quarter

    The Other segment reported a net loss of $24 million, for the quarter ended March 31, 2022, compared to a net loss of $39 million for the quarter ended December 31, 2021. The $15 million improvement was primarily driven by a $16 million increase in net interest income as a result of the net impact that higher interest rates in the first quarter 2022 had on our overall asset sensitive position.

Comparison to Prior Year Quarter

    The Other segment reported a net loss of $24 million for the three months ended March 31, 2022, compared to a net loss of $61 million for the three months ended March 31, 2021. The $37 million improvement was driven by an $11 million increase in net interest income as a result of the net impact that higher interest rates in the first quarter 2022 had on our overall asset sensitive position. Additionally, in the first quarter 2021 we recorded a $35 million final settlement expense for the DOJ Liability which did not reoccur.

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

    A comprehensive discussion of risks affecting us can be found in the Risk Factors section included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Some of the more significant processes used to manage and control credit, market, liquidity and operational risks are described in the following paragraphs.

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

    We maintain credit limits, in compliance with regulatory requirements. Under HOLA, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 plus Tier 2 capital and any portion of the ACL not included in Tier 2 capital. This limit was $466 million as of March 31, 2022. We maintain a more conservative maximum internal Bank credit limit than required by HOLA, generally not exceeding $100 million to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships, which have a higher internal Bank limit of $200 million. All warehouse advances are fully collateralized by residential mortgage loans and this asset class has had very low levels of historical loss. We have a tracking and reporting process to monitor lending concentration levels, and all new commercial credit exposures to a single or related borrower that exceed $50 million and all new warehouse credit exposures to a single or related borrower that exceed $75 million must be approved by the Board of Directors. Exceptions to these levels are made to strong borrowers on a case by case basis, with the approval of the Board of Directors.

    Our commercial loan portfolio has been built on our relationship-based lending strategy. We provide financing and banking products to our commercial customers in our core banking footprint and we will follow those established customer relationships to meet their financing needs in areas outside of our footprint. We have also formed relationship lending on a national scale through our home builder finance and warehouse lending businesses. At March 31, 2022, we had $9.9 billion UPB in our commercial loan portfolio with our warehouse lending and home builder finance businesses accounting for 59 percent of the total. Of the remaining commercial loans in our portfolio, the majority of CRE and C&I loans were with customers who have established relationships within our core banking footprint.

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

Loans Held-for-Investment

    The following table summarizes the amortized cost of our LHFI by category:

	March 31, 2022	% of Total	December 31, 2021	% of Total	Change
	(Dollars in millions)
Consumer loans
Residential first mortgage	$1,499	11.3%	$1,536	11.5%	$(37)
Home equity (1)	596	4.5%	613	4.5%	(17)
Other	1,267	9.6%	1,236	9.2%	31
Total consumer loans	3,362	25.4%	3,385	25.2%	(23)
Commercial loans
Commercial real estate	3,254	24.6%	3,223	24.0%	31
Commercial and industrial	1,979	15.0%	1,826	13.6%	153
Warehouse lending	4,641	35.1%	4,974	37.1%	(333)
Total commercial loans	9,874	74.6%	10,023	74.8%	(149)
Total loans held-for-investment	$13,236	100.0%	$13,408	100.0%	$(172)
(1)Includes second mortgages, HELOCs, and HELOANs.

    The decrease in our commercial loan portfolio of $149 million, or 1 percent, is mainly due to warehouse repayments outpacing advances from December 31, 2021 to March 31, 2022, partially offset by $184 million higher balances in our commercial and industrial and commercial real estate loan portfolios. Our consumer loan portfolio decreased $23 million, or 1 percent, from December 31, 2021 to March 31, 2022 as a $31 million increase in other consumer loans was more than offset by a $37 million decrease in residential first mortgage loans and a $17 million decrease in home equity loans due to higher prepayments due to refinance activity.

    Residential first mortgage loans. We originate or purchase various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of March 31, 2022, loans in this portfolio had an average current FICO score of 731 and an average current LTV of 51 percent.

    The following table presents amortized cost of our total residential first mortgage LHFI by major category:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and current FICO scores (2):
Equal to or greater than 660	$962	$988
Less than 660	55	50
80% and greater and current FICO scores (2):
Equal to or greater than 660	369	385
Less than 660	113	113
Total	$1,499	$1,536
Geographic region
California	$444	$441
Michigan	438	400
Florida	80	68
Texas	73	83
Washington	57	59
New York	42	38
Indiana	40	34
Colorado	31	30
Illinois	27	31
New Jersey	22	24
Other	245	328
Total	$1,499	$1,536
(1)LTVs reflect loan balance at the date reported, as a percentage of appraised property value at loan closing.
(2)FICO scores are updated at least on a quarterly basis or more frequently, if available.

    The following table presents amortized cost of our total residential first mortgage LHFI as of March 31, 2022, by year of closing:

	2022	2021	2020	2019	2018 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans	$114	$352	$189	$257	$587	$1,499
Percent of total	7.6%	23.5%	12.6%	17.1%	39.2%	100.0%

    Home equity. Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 700. Second mortgage loans and HELOANs are fixed rate loans and are available with terms up to 20 years. HELOC loans are variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. As of March 31, 2022, loans in this portfolio had an average current FICO score of 753 and an average CLTV of 54 percent. At March 31, 2022, HELOCs and HELOANs in a first lien position totaled $63 million.

    Other consumer loans. Our other consumer loan portfolio consists of secured and unsecured loans originated through our indirect lending business, third party closings and our Community Banking segment.

The following table presents amortized cost of our other consumer loan portfolio by purchase type:

	March 31, 2022		December 31, 2021
	Balance	% of Portfolio	Balance	% of Portfolio
	(Dollars in millions)
Indirect lending	$935	74%	$926	75%
Point of sale	295	23%	272	22%
Other	37	3%	38	3%
Total other consumer loans	$1,267	100%	$1,236	100%

    Other consumer loans totaled $1.3 billion as of March 31, 2022, compared to $1.2 billion at December 31, 2021. The increase in other consumer loans was primarily due to the ongoing growth in our non-auto, boat and recreational vehicle indirect lending businesses, which began in late 2018, of which 66 percent is secured by boats and 34 percent is secured by recreational vehicles and growth in our point of sale portfolio. As of March 31, 2022, loans in our indirect portfolio had an average current FICO score of 747. Point of sale loans consist of unsecured consumer installment loans originated primarily for home improvement purposes through a third-party financial technology company who also provides us a level of credit loss protection.

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

Our national home builder finance program within our commercial portfolio contained $3.0 billion in commitments with $1.2 billion in outstanding loans as of March 31, 2022. Of these outstanding loans $861 million are collateralized and included in our CRE portfolio while $334 million are unsecured and included in our C&I portfolio.

As of March 31, 2022, our CRE portfolio included $158 million of SNCs and no leveraged lending loans compared to $186 million of SNCs and no leveraged lending loans as of December 31, 2021. As of March 31, 2022, the SNC portfolio had ten borrowers with an average amortized cost of $16 million and an average commitment of $19 million. There were no nonperforming SNC or leveraged loans as of March 31, 2022 and there was no SNC that was rated as substandard. There was one special mention SNC loan for $22 million as of March 31, 2022. There were no leveraged loans outstanding that were rated as special mention or substandard as of March 31, 2022.

    The following table presents amortized cost of our total CRE LHFI by collateral location and collateral type:

	MI	TX	CA	OH	FL	Other	Total	% by collateral type
	(Dollars in millions)
March 31, 2022
Home builder	$27	$169	$100	$—	$186	$379	$861	26.6%
Multi family	209	44	66	50	22	77	468	14.4%
Owner occupied	300	4	24	8	—	59	395	12.1%
Hotel	159	—	26	30	—	180	395	12.1%
Retail (1)	203	—	2	55	3	33	296	9.1%
Senior living facility	122	24	—	68	—	56	270	8.3%
Office	173	—	20	4	—	55	252	7.7%
Industrial	55	—	—	—	—	21	76	2.3%
Parking garage/lot	46	—	—	—	—	20	66	2.0%
Shopping Mall	—	—	16	—	—	—	16	0.5%
Land-residential (2)	5	—	7	—	—	—	12	0.4%
Single family residence (3)	6	—	—	—	—	1	7	0.2%
All other (4)	15	48	—	5	—	72	140	4.3%
Total	$1,320	$289	$261	$220	$211	$953	$3,254	100.0%
Percent by state	40.6%	8.9%	8.0%	6.8%	6.5%	29.2%	100.0%
(1)Includes multipurpose retail space, neighborhood centers, shopping centers and single-use retail space.
(2)Loans secured by land. Land residential includes development and unimproved vacant land.
(3)Loans secured by 1-4 single family residence properties.
(4)All other primarily includes: mini-storage facilities, data centers, movie theaters, etc.

    Commercial and industrial loans. C&I LHFI facilities typically include lines of credit and term loans to businesses for use in normal business operations to finance working capital, equipment and capital purchases, acquisitions and expansion projects. We lend to customers with a history of profitability and a long-term business model. Generally, leverage conforms to industry standards and the minimum debt service coverage is 1.20 times. Of our C&I loans, 96 percent earn interest at a variable rate.

    As of March 31, 2022, our C&I portfolio included $1.0 billion of SNCs. The finance and insurance sector and the services sector comprised the majority of the portfolio's NBV with 39 and 28 percent of the balance, respectively. The SNC portfolio had forty-nine borrowers with an average amortized book value of $21 million and an average commitment of $37 million. There were no NPLs, no loans were rated as special mention, and loans totaling $23 million of amortized cost were rated as substandard as of March 31, 2022.

    As of March 31, 2022, our C&I portfolio included $327 million of leveraged lending, of which $232 million were SNCs, which were also included in the SNC portfolio discussed in the prior paragraph. The manufacturing sector comprised 50 percent of the leveraged lending portfolio, and the financial and insurance sector comprised 20 percent. There were $9 million in NPLs as of March 31, 2022, and loans totaling $25 million were rated substandard and loans totaling $9 million were rated as special mention. Included in the financial and insurance sector within our C&I portfolio are $342 million in loans outstanding to 8 borrowers that are collateralized by MSR assets with an average amortized cost of $43 million and an average commitment of $72 million. The ratio of the loan outstanding to the fair market value of the collateral ranges from 12 percent to 69 percent.

    The following table presents amortized cost of our total C&I LHFI by borrower's geographic location and industry type as defined by the North American Industry Classification System:

	MI	NY	FL	SC	CA	NJ	TX	OH	WI	IN	Other	Total	% by industry
	(Dollars in millions)
March 31, 2022
Financial & Insurance	$27	$232	$47	$103	$22	$98	$43	$41	$22	$—	$82	$717	36.2%
Services	131	1	16	—	10	11	—	1	—	3	99	272	13.7%
Manufacturing	238	4	—	—	—	—	—	—	7	—	47	296	15.0%
Home Builder Finance	—	—	122	39	82	—	52	—	—	—	39	334	16.9%
Rental & Leasing	156	27	30	—	—	—	—	—	—	8	24	245	12.4%
Distribution	35	—	—	—	13	—	—	1	—	1	3	53	2.7%
Healthcare	3	—	—	—	—	—	—	18	—	—	12	33	1.7%
Government & Education	2	—	—	—	2	—	—	—	—	—	12	16	0.8%
Commodities	—	—	—	—	5	—	—	—	—	1	7	13	0.7%
Total	$591	$263	$214	$141	$133	$108	$94	$61	$29	$13	$325	$1,979	100.0%
Percent by state	30.0%	13.0%	11.0%	7.0%	7.0%	6.0%	5.0%	3.0%	1.0%	1.0%	16.0%	100.0%
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

    Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. The aggregate committed amount of warehouse lines of credit granted to other mortgage lenders at March 31, 2022 was $12.0 billion, of which $4.6 billion was outstanding, compared to $12.0 billion at December 31, 2021, of which $5.0 billion was outstanding.

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

Nonperforming assets

    The following table sets forth our nonperforming assets:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
LHFI
Residential first mortgage (1)	$76	$38
Home equity	7	7
Other consumer	3	4
Commercial and industrial (2)	9	32
Total nonperforming LHFI	95	81
TDRs
Residential first mortgage	10	11
Home equity	2	2
Total nonperforming TDRs	12	13
Total nonperforming LHFI and TDRs (2)	107	94
Real estate and other nonperforming assets, net	4	6
LHFS	24	17
Total nonperforming assets	$135	$117
Nonperforming assets to total assets (3)	0.48%	0.39%
Nonperforming LHFI and TDRs to LHFI	0.80%	0.70%
Nonperforming assets to LHFI and repossessed assets (3)	0.84%	0.74%
(1)Includes $33 million of first residential mortgage loans that are current in accordance with their forbearance exit plan and have not yet returned to accrual status as of March 31, 2022.
(2)Includes one commercial loan less than 90 days past due in nonaccrual that is current in accordance with their forbearance plan.
(3)Ratio excludes LHFS, which are recorded at fair value.

    The following table sets forth activity related to our total nonperforming LHFI and TDRs:

	Three Months Ended,
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Beginning balance	$93	$94
Additions	54	10
Reductions	—	—
Principal payments	(10)	(9)
Charge-offs	(25)	(1)
Return to performing status	(5)	(1)
Transfers to REO	—	—
Total nonperforming LHFI and TDRs (1)	$107	$93
(1)Includes less than 90 days past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

Delinquencies

    The following table sets forth loans 30-89 days past due in our LHFI portfolio:

	March 31, 2022		December 31, 2021
	Amount	% of LHFI	Amount	% of LHFI
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$15	0.11%	$48	0.36%
Home equity	3	0.02%	9	0.07%
Other consumer	4	0.03%	5	0.04%
Total consumer loans	22	0.17%	62	0.46%
CRE	—	—%	—	—%
C&I	—	—%	—	—%
Total commercial loans	—	—%	—	—%
Total performing loans past due 30-89 days	$22	0.17%	$62	0.46%

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

    The table below summarizes borrowers in our consumer loan portfolios that are in active forbearance or were granted a payment deferral:

	As of March 31, 2022			As of December 31, 2021
	Number of Borrowers	UPB	Percent of Portfolio	Number of Borrowers	UPB	Percent of Portfolio
	(Dollars in millions, actual number of borrowers)
Loans Held-For-Investment
Consumer loans
Residential first mortgage	178	$32	2.1%	212	$35	2.3%
Home equity	41	5	0.8%	48	5	0.8%
Other consumer	92	4	0.3%	96	4	0.3%
Total consumer loan deferrals/forbearance	311	$41	1.2%	356	$44	1.3%

Loans Held-For-Sale
Residential first mortgage	24	$8	0.2%	47	$13	0.3%

There were no performing commercial borrowers in payment deferral as of March 31, 2022.

The table below summarizes the percent of our residential loan servicing portfolio in forbearance as of March 31, 2022:

	Total Population		Loans in Forbearance
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Percent of UPB	Percent of Accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$253,970	1,044,616	$2,512	11,338	1.0%	1.1%
Serviced for others (3)	39,107	151,035	350	1,366	0.9%	0.9%
Serviced for own loan portfolio (4)	7,217	60,171	157	901	2.2%	1.5%
Total loans serviced	$300,294	1,255,822	$3,019	13,605	1.0%	1.1%
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

The table below summarizes the percent of our residential loan servicing portfolio in forbearance as of December 31, 2021:

	Total Population		Loans in Forbearance
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Percent of UPB	Percent of Accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$247,081	1,033,711	$3,946	18,313	1.6%	1.8%
Serviced for others (3)	35,097	137,315	514	2,158	1.5%	1.6%
Serviced for own loan portfolio (4)	8,645	63,039	220	1,158	2.5%	1.8%
Total loans serviced	$290,823	1,234,065	$4,680	21,629	1.6%	1.8%
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

    Since March 2020, as a response to COVID-19, we have offered our consumer and commercial customers principal and interest payment deferrals and extensions up to a maximum period of 18 months. We considered these programs in the context of whether or not the short-term modifications of these loans and the programs offered to return to paying status would constitute a TDR. We considered the CARES Act, interagency guidance and related guidance from the FASB, which provided that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not required to be accounted for as TDRs. As a result, we have determined that loans modified under these programs are not TDRs. We believe our application of the referenced guidance and accounting for these programs is appropriate.

    The following table sets forth a summary of TDRs by performing status:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Performing TDRs
Consumer Loans
Residential first mortgage	$16	$14
Home equity	7	8
Total consumer loans	23	22
Commercial Loans
Commercial real estate	—	—
Commercial and industrial	—	2
Total commercial loans	—	2
Total performing TDRs	23	24
Nonperforming TDRs
Nonperforming TDRs	7	8
Nonperforming TDRs, performing for less than six months	5	5
Total nonperforming TDRs	12	13
Total TDRs	$35	$37

At March 31, 2022 our total TDR loans decreased $2 million to $35 million compared to $37 million at December 31, 2021 primarily driven by principal payments and payoffs out-pacing new additions. Of our total TDR loans, 66 percent and 65 percent were in performing status at March 31, 2022 and December 31, 2021, respectively. For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Credit Losses

The ACL represents Management's estimate of lifetime losses in our LHFI portfolio which have not yet been realized. For further information see Note 1 - Basis of Presentation and Note 4 - Loans Held-for-Investment.

The following tables present the changes in the ACL balance for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (2)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Beginning allowance balance	$40	$14	$36	$28	$32	$4	$154	$16	$170
Provision (benefit) for credit losses:
Loan volume	—	—	1	—	3	—	4	(2)	2
Economic forecast (3)	1	2	—	1	(2)	—	2	—	2
Credit (4)	2	—	(3)	(6)	2	(1)	(6)	—	(6)
Qualitative factor adjustments	—	—	—	(1)	(4)	—	(5)	—	(5)
Charge-offs	(1)	—	(2)	—	(20)	—	(23)	—	(23)
Recoveries	—	1	1	—	—	—	2	—	2
Provision for charge-offs	1	(1)	1	—	2	—	3	—	3
Ending allowance balance	$43	$16	$34	$22	$13	$3	$131	$14	$145
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

The ACL was $145 million at March 31, 2022, compared to $170 million at December 31, 2021. The decrease in the allowance is primarily reflective of the $20 million charge-off of a commercial credit which was specifically reserved at $18 million at December 31, 2021. The remaining decrease is due to decreases in our collectively evaluated portfolio including our consideration of the low levels of delinquency and the performance of our commercial portfolios. This was, partially offset by a slight deterioration in economic forecasts focused around consumer personal income and debt service ratios as pandemic-related stimulus comes to an end and inflation increases. We utilized the Moody’s March scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. Within our composite forecast, unemployment ends 2022 at 4 percent, slightly increasing in 2023 with a full recovery by 2024. GDP continues to recover throughout 2022 and returns to pre-COVID levels in 2023. HPI decreases by 2 percent from the first quarter of 2022 through the fourth quarter of 2022 before increasing 3 percent by the fourth quarter of 2023.
    The ACL as a percentage of LHFI was 1.1 percent as of March 31, 2022 compared to 1.3 percent as of December 31, 2021. Excluding warehouse loans, where we have not experienced charge-offs in several years, the allowance as a percentage of LHFI was 1.6 percent at March 31, 2022 compared to 2.0 percent at December 31, 2021. The decrease in the allowance as a percentage of LHFI is reflective of the credit performance of our portfolio with no delinquent commercial loans.

The following tables set forth certain information regarding the allocation of our allowance to each loan category, including the allowance amount as a percentage of amortized cost and average loan life:

	March 31, 2022
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of Loan Portfolio	Weighted Average Loan Life (in years)
	(Dollars in millions)
Consumer loans
Residential first mortgage	$1,479	11.2%	$43	2.9%	5
Home equity	595	4.5%	16	2.7%	3
Other consumer	1,267	9.6%	35	2.8%	3
Total consumer loans	3,341	25.3%	94	2.8%
Commercial loans
Commercial real estate	$3,254	24.6%	$28	0.9%	2
Commercial and industrial	1,979	15.0%	19	1.0%	2
Warehouse lending	4,641	35.1%	4	0.1%	—
Total commercial loans	9,874	74.7%	51	0.5%
Total consumer and commercial loans	$13,215	100.0%	$145	1.1%
Total consumer and commercial loans excluding warehouse	$8,574	64.9%	$141	1.6%
(1) Excludes loans carried under the fair value option.
(2) Includes ALLL and reserve for unfunded commitments.

	December 31, 2021
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of Loan Portfolio	Weighted Average Loan Life (in years)
	(Dollars in millions)
Consumer loans
Residential first mortgage	$1,521	11.4%	$40	2.6%	5
Home equity	611	4.6%	14	2.3%	3
Other consumer	1,236	9.2%	37	3.0%	3
Total consumer loans	3,368	25.2%	91	2.7%
Commercial loans
Commercial real estate	$3,223	24.1%	$38	1.2%	1
Commercial and industrial	1,826	13.6%	36	2.0%	2
Warehouse lending	4,974	37.1%	5	0.1%	—
Total commercial loans	10,023	74.8%	79	0.8%
Total consumer and commercial loans	$13,391	100.0%	$170	1.3%
Total consumer and commercial loans excluding warehouse	$8,417	62.9%	$165	2.0%
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

March 31, 2022
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$846	$40	5.1%
Constant	806	—	—%
(100)	738	(68)	(8.3)%
December 31, 2021
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$882	$122	16.1%
Constant	760	—	—%
(100)	695	(65)	(8.5)%

    In the net interest income simulations, our balance sheet exhibits asset sensitivity. When interest rates rise, our net interest income increases. Conversely, when interest rates fall, our net interest income decreases. The reduction in our interest income sensitivity as of March 31, 2022 compared to December 31, 2021 is primarily driven by changes in our hedging activities as described in Note 8 - Derivative Financial Instruments.

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

March 31, 2022					December 31, 2021
Scenario	EVE	EVE %	$ Change	% Change	Scenario	EVE	EVE %	$ Change	% Change	Policy Limits for % Change
(Dollars in millions)
300	$4,878	21.5%	$803	19.7%	300	$4,579	18.2%	$1,042	29.5%	(22.5)%
200	4,678	20.6%	603	14.8%	200	4,232	16.8%	695	19.6%	(15.0)%
100	4,400	19.4%	325	8.0%	100	3,939	15.6%	402	11.4%	(7.5)%
Current	4,075	18.0%	—	—%	Current	3,537	14.0%	—	—%	—%
(100)	N/M	N/M	N/M	N/M	(100)	N/M	N/M	N/M	N/M	7.5%

    Our balance sheet exhibits asset sensitivity in various interest rate scenarios. The increase in EVE as rates rise is the result of the amount of assets that would be expected to reprice exceeding the amount of liabilities repriced. The amount of the change in EVE decreased as of March 31, 2022 compared to December 31, 2021 primarily driven by changes in our hedging activities as described in Note 8 - Derivative Financial Instruments. For each scenario shown, the percentage change in our EVE is within our Board policy limits.

Derivative financial instruments

    As a part of our risk management strategy, we use derivative financial instruments to minimize fluctuation in earnings caused by market risk. We use forward sales commitments to hedge our unclosed mortgage closing pipeline and funded mortgage LHFS. All of our derivatives and mortgage loan production originated for sale are accounted for at fair market value and we do not apply hedge accounting related to the management of these risks. Changes to our unclosed mortgage closing pipeline are based on changes in fair value of the underlying loan, which is impacted most significantly by changes in interest rates and changes in the probability that the loan will not fund within the terms of the commitment, referred to as a fallout factor or, inversely, a pull-through rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments. The adequacy of these hedging strategies, and the ability to fully or partially hedge market risk, rely on various assumptions or projections, including a fallout factor, which is based on a statistical analysis of our actual rate lock fallout history.

We have designated certain interest rate swaps as fair value hedges of investment securities AFS using the last-of-layer method. Additionally, we designated certain interest rate swaps as cash flow hedges on LIBOR-based variable interest payments on certain commercial loans. For further information, see Note 8 - Derivative Financial Instruments and Note 16 - Fair Value Measurements.

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

Parent Company Liquidity

    The Company currently obtains its liquidity primarily from dividends paid by the Bank. The primary uses of the Company's liquidity are debt service, operating expenses and the payment of cash dividends to shareholders, which remained at $0.06 per share in the first quarter 2022. The Company holds $150 million of subordinated debt which is scheduled to mature on November 1, 2030. The Bank did not pay any dividends to the Company in the first quarter of 2022 and at March 31, 2022, the Company held $205.4 million of cash on deposit at the Bank which is sufficient to cover the cash outflows needed to service the subordinated debt interest, pay dividends and cover the operating expenses of the Company in excess of 2 years.

    The OCC and the FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. Whether an application or notice is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the dividend. Additional restrictions on dividends apply if the Bank fails the QTL test for more than three out of the prior twelve months. As of March 31, 2022, the Bank is in compliance with the QTL test, having qualified assets above the 65 percent requirement for twelve of the prior twelve months. At March 31, 2022, the Bank is able to pay dividends to the holding company of approximately $1 billion without submitting an application to the OCC and remain well capitalized.

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

    Further, other sources of liquidity include our LHFS portfolio and unencumbered investment securities. We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan closings are readily convertible to cash, either by selling them as part of our monthly agency sales, RMBS, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. In addition, we have the ability to sell unencumbered investment securities or use them as collateral. At March 31, 2022, we had $1.6 billion of advances outstanding and an additional $3.2 billion of collateralized borrowing capacity available at the FHLB.

    Our primary measure of liquidity is a ratio of ready liquidity to volatile funding, the volatile funds coverage ratio (“VFCR”). The VFCR is a liquidity coverage ratio that is customized to our business and ensures we have adequate coverage to meet our liquidity needs during times of liquidity stress. Volatile funds are the portion of the Bank’s funding identified as being at a higher risk of runoff in times of stress. Ready liquidity consists of cash on reserve at the Federal Reserve and unused borrowing capacity provided by the loan and investments portfolios. The VFCR is calculated, reported, and forecasted daily as part of our liquidity management framework and as of March 31, 2022 was 169 percent and in compliance with our board policy limit of 90 percent.

    Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is funded with stable core deposits whereas our warehouse loans and LHFS may be funded with FHLB borrowings and custodial deposits. Warehouse loans are typically more liquid than other loan assets, as loans are paid within a short amount of time, when the lender sells the loan to an outside investor or, in some instances, to the Bank. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's average HFI loan-to-deposit ratio was 68.5 percent for the three months ended March 31, 2022. Excluding warehouse loans, which have draws that typically pay off within a few weeks, and custodial deposits, which represent mortgage escrow accounts on deposit with the Bank, the average HFI loan-to-deposit ratio was 64.1 percent for the three months ended March 31, 2022.

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

    The following table presents primary sources of funding as of the dates indicated:

	March 31, 2022	December 31, 2021	Change
	(Dollars in millions)
Retail deposits	$10,175	$10,264	$(89)
Government deposits	1,886	2,000	(114)
Wholesale deposits	974	1,141	(167)
Custodial deposits	4,313	4,604	(291)
Total deposits	17,348	18,009	(661)
FHLB advances and other short-term debt	1,400	3,280	(1,880)
Other long-term debt	396	396	—
Total borrowed funds	1,796	3,676	(1,880)
Total funding	$19,144	$21,685	$(2,541)

    The following table presents our borrowing capacity as of the dates indicated:

	March 31, 2022	December 31, 2021	Change
	(Dollars in millions)
FLHB Borrowing capacity
Line of credit available	$30	$30	$—
Collateralized borrowing capacity	3,182	3,792	(610)
Total unused borrowing capacity	$3,212	$3,822	$(610)

FRB discount window
Collateralized borrowing capacity	$1,724	$1,666	$58

Unencumbered investment securities
Agency - Commercial (1)	$995	$123	$872
Agency - Residential (1)	543	55	488
Municipal obligations	17	18	(1)
Corporate debt obligations	53	54	(1)
Other	1	1	—
Total unencumbered investment securities	1,609	251	1,358
Total liquidity sources and borrowing capacity	$6,545	$5,739	$806
(1) These are not currently pledged to the FHLB but are eligible to be pledged, at our discretion.

Deposits

    The following table presents the composition of our deposits:

	March 31, 2022		December 31, 2021
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Savings accounts	$3,814	22.0%	$3,751	20.8%	$63
Certificates of deposit/CDARS (1)	898	5.2%	951	5.3%	(53)
Demand deposit accounts	1,962	11.3%	1,946	10.8%	16
Money market demand accounts	497	2.9%	494	2.7%	3
Total branch retail deposits	7,171	41.3%	7,142	39.7%	29
Commercial deposits (2)
Demand deposit accounts	2,106	12.1%	2,194	12.2%	(88)
Savings accounts	496	2.9%	520	2.9%	(24)
Money market demand accounts	402	2.3%	408	2.3%	(6)
Total commercial retail deposits	3,004	17.3%	3,122	17.3%	(118)
Total retail deposits	$10,175	58.7%	$10,264	57.0%	$(89)
Government deposits
Savings accounts	$743	4.3%	$721	4.0%	$22
Demand deposit accounts	584	3.4%	664	3.7%	(80)
Certificates of deposit/CDARS (1)	554	3.2%	609	3.4%	(55)
Money market demand accounts	5	—%	6	—%	(1)
Total government deposits	1,886	10.9%	2,000	11.1%	(114)
Custodial deposits (3)	4,313	24.9%	4,604	25.6%	(291)
Wholesale deposits	974	5.6%	1,141	6.3%	(167)
Total deposits (4)	$17,348	100.0%	$18,009	100.0%	$(661)
(1)The aggregate amount of CD with a minimum denomination of $100,000 was approximately $1.1 billion and $1.2 billion at March 31, 2022 and December 31, 2021, respectively.
(2)Contains deposits from commercial and business banking customers.
(3)Represents investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others that have been placed on deposit with the Bank.
(4)Total exposure related to uninsured deposits over $250,000 was approximately $5.0 billion and $6.0 billion at March 31, 2022 and December 31, 2021, respectively.

    Total deposits decreased $0.7 billion, or 4 percent, at March 31, 2022 compared to December 31, 2021, primarily driven by a decrease in custodial, wholesale, and government deposits.

    We utilize local governmental agencies and other public units as an additional source for deposit funding. At March 31, 2022, we were required to hold collateral for certain Michigan, California, Indiana, Wisconsin and Ohio government deposits based on a variety of factors including, but not limited to, the size of individual deposits, FDIC limits and external bank ratings. At March 31, 2022, collateral held on government deposits was $179 million. At March 31, 2022, government deposit accounts included $554 million of CDs with maturities typically less than one year and $1.3 billion of checking and savings accounts.

    Custodial deposits arise due to our servicing or subservicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. For certain subservice agreements, we give a LIBOR-based fee credit that reduces subservicing income from the MSR owners who controls the $3.6 billion custodial deposit against subservicing income. This cost is a component of net loan administration income.

    We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks and customers may receive FDIC insurance up to $50 million. This program helps the Bank secure larger deposits and attract and retain customers. At March 31, 2022, we had $110 million of total CDs enrolled in the CDARS program, a decrease of $5 million from December 31, 2021.

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

    We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, HELOC, CRE loans and investment securities. As of March 31, 2022, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At March 31, 2022, we had $1.2 billion of advances outstanding and an additional $3.2 billion of collateralized borrowing capacity available at the FHLB.

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

    At March 31, 2022, we pledged collateral, which included commercial loans, municipal bonds, and agency bonds, to the FRB of Chicago amounting to $2.1 billion with a lendable value of $1.7 billion. At December 31, 2021, we pledged collateral to the FRB of Chicago amounting to $2.3 billion with a lendable value of $1.7 billion. We do not typically utilize this available funding source, and at March 31, 2022 and December 31, 2021, we had no borrowings outstanding against this line of credit.
Other Unsecured Borrowings

We have access to overnight federal funds purchased lines with other Federal Reserve member institutions. We utilize this source of funding for short-term liquidity needs, depending on the availability and cost of our other funding sources. At March 31, 2022 we had $200 million of borrowings outstanding under this source of funding. Additional borrowing capacity under this and other sources of funding can vary depending on market conditions.

Debt

    As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock ("trust preferred securities"). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At March 31, 2022, we are current on all interest payments. Additionally, we have $150 million of subordinated debt outstanding (the "Notes"), which mature on November 1, 2030.

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

We continuously evaluate internal systems, processes and controls to identify potential vulnerabilities and mitigate potential loss from cyber-attacks. The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational and fraud losses, and enhance our overall performance.

Loans with Government Guarantees

    Substantially all our LGG continue to be insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs ("VA"). In the event of a government guaranteed loan borrower default, the Bank has a unilateral option to repurchase loans sold to GNMA if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the FHA until claimed. Additionally, if the Bank cures the loan, it can be resold to GNMA, usually at a gain. If not, the Bank can begin the process of collecting the government guarantee by filing a claim in accordance with established guidelines. Certain loans within our portfolio may be subject to indemnification obligations and insurance limits which expose us to limited credit risk.

    Additional expenses or charges may arise on LGG due to Veteran's Affairs loan insurance limits and FHA property foreclosure and preservation requirements that may result in a loss in excess of all, or part of, the guarantee. During the three months ended March 31, 2022, we had $3 million in net charge-offs related to LGG and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages.

    Our LGG portfolio totaled $1.3 billion at March 31, 2022, as compared to $1.7 billion at December 31, 2021. GNMA has granted borrowers with an option to seek forbearance on their mortgage repayments. $46 million of GNMA loans are in forbearance as of March 31, 2022. When a GNMA loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) the loan is required to be re-recognized on the balance sheet by the MSR owner. These loans are recorded in LGG, and a liability to repurchase the loans is recorded in other liabilities on the Consolidated Statements of Financial Condition.

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

    The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines reached by Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 11.83 percent at March 31, 2022 providing a 683 basis point stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 16.59 percent at March 31, 2022 providing a 659 basis point buffer above the minimum level needed to be considered "well-capitalized".

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

Regulatory Capital

    The Bank and Flagstar are subject to the Basel III-based U.S. rules, including capital simplification.

    On March 27, 2020, in response to COVID-19, U.S. banking regulators issued an interim final rule that allows banking organizations the option to delay the initial adoption impact of CECL on regulatory capital for two years followed by a three-year transition period. During the two-year delay we added back to CET1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in the ACL (i.e., quarterly transitional amounts). Starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL are phased out of CET1 capital over the three-year transition period.

    For the period presented, the following table sets forth our capital ratios as well as our excess capital over well-capitalized minimums.

Flagstar Bancorp	Actual		Well-Capitalized Under Prompt Corrective Action Provisions		Excess Capital Over Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio	Capital Simplification
	(Dollars in millions)
March 31, 2022
Tier 1 leverage capital (to adjusted avg. total assets)	2,843	11.83%	1,201	5.0%	$1,642
Common equity Tier 1 capital (to RWA)	2,603	13.89%	1,218	6.5%	1,385
Tier 1 capital (to RWA)	2,843	15.17%	1,499	8.0%	1,344
Total capital (to RWA)	3,110	16.59%	1,874	10.0%	1,236

    As presented in the table above, our constraining capital ratio is our total capital to risk weighted assets at 16.59 percent. It would take a $1.2 billion after-tax loss, with the balance sheet remaining constant, for our total risk-based capital ratio to fall below the level considered to be "well-capitalized".

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

The following tables provide a reconciliation of non-GAAP financial measures.

	March 31, 2022	December 31, 2021	March 31, 2021
	(Dollars in millions)
Total stockholders' equity	$2,733	$2,718	$2,358
Less: Goodwill and intangible assets	145	147	155
Tangible book value/Tangible common equity	$2,588	$2,571	$2,203

Number of common shares outstanding	53,236,067	53,197,650	52,752,600
Tangible book value per share	$48.61	$48.33	$41.77

	Three Months Ended,
	March 31, 2022	December 31, 2021	March 31, 2021
	(Dollars in millions, except share data)
Net income	$53	$85	$149
Plus: Intangible asset amortization, net of tax	1	2	2
Tangible net income	$54	$87	$151

Total average equity	$2,687	$2,692	$2,319
Less: Average goodwill and intangible assets	146	148	156
Total average tangible equity	$2,541	$2,544	$2,163

Return on average tangible common equity	8.61%	13.79%	27.99%
Adjustment to remove DOJ settlement expense	—%	—%	4.98%
Adjustment for merger costs	0.49%	1.11%	—%
Adjusted return on average tangible common equity	9.10%	14.90%	32.97%

Return on average assets	0.89%	1.28%	1.98%
Adjustment to remove DOJ	—%	—%	0.36%
Adjustment for merger costs	0.03%	0.07%	—%
Adjusted return on average assets	0.92%	1.35%	2.34%

Adjusted HFI loan-to-deposit ratio.

	March 31, 2022	December 31, 2021	March 31, 2021
	(Dollars in millions)
Average LHFI	$12,384	$13,314	$14,915
Less: Average warehouse loans	3,973	5,148	6,395
Adjusted average LHFI	$8,411	$8,166	$8,520

Average deposits	$18,089	$19,816	$20,043
Less: Average custodial deposits	4,970	6,309	7,194
Adjusted average deposits	$13,119	$13,507	$12,849

HFI loan-to-deposit ratio	68.5%	67.2%	74.4%
Adjusted HFI loan-to-deposit ratio	64.1%	60.5%	66.3%

	Three Months Ended,
	March 31, 2022	December 31, 2021	March 31, 2021
	(Dollars in millions)
Noninterest expense	$261	$291	$347
Adjustment to remove DOJ settlement expense	—	—	35
Adjustment for merger costs	3	6	—
Adjusted noninterest expense	$258	$285	$312

Income before income taxes	$68	$109	$194
Adjustment to remove DOJ settlement expense	—	—	35
Adjustment for merger costs	3	6	—
Adjusted income before income taxes	$71	$115	$229

Provision for income taxes	$15	$24	$45
Adjustment to remove DOJ settlement expense	—	—	(8)
Adjustment for merger costs	(1)	(1)	—
Adjusted provision for income taxes	$16	$25	$53

Net income	$53	$85	$149
Adjusted net income	$55	$90	$176

Weighted average common shares outstanding	53,219,866	52,867,138	52,675,562
Weighted average diluted common shares	53,578,001	53,577,832	53,297,803
Adjusted basic earnings per share	$1.03	$1.71	$3.34
Adjusted diluted earnings per share	$1.02	$1.69	$3.31

Average interest earning assets	$21,569	$24,291	$27,178
Net interest margin	3.11%	2.96%	2.82%
Adjustment for LGG loans available for repurchase	0.01%	0.02%	0.20%
Adjusted net interest margin	3.12%	2.98%	3.02%

Efficiency Ratio	80.37%	75.86%	67.67%
Adjustment to remove DOJ settlement expense	—%	—%	(6.83)%
Adjustment for merger costs	(0.79)%	(1.51)%	—%
Adjusted efficiency ratio	79.58%	74.35%	60.84%

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

    For further information on our critical accounting policies, please refer to our Form 10-K for the year ended December 31, 2021, which is available on our website, flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

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

    Generally, forward-looking statements are not based on historical facts but instead represent Management’s current beliefs and expectations regarding future events and are subject to significant risks and uncertainties. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, and similar expressions or future or conditional verbs such as will, should, would and could. Our actual results and capital and other financial conditions may differ materially from those described in the forward-looking statements depending upon a variety of factors, including without limitation: the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the definitive merger agreement among NYCB, 615 Corp. and Flagstar; the outcome of any legal proceedings that may be instituted against NYCB or Flagstar; the possibility that the proposed transaction will not close when expected or at all because required regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated; the ability of NYCB and Flagstar to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction; the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the common stock of NYCB or Flagstar; the possibility that the anticipated benefits of the proposed transaction will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where NYCB and Flagstar do business; certain restrictions during the pendency of the proposed transaction that may impact the parties’ ability to pursue certain business opportunities or strategic transactions; the possibility that the proposed transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the proposed transaction within the expected timeframes or at all and to successfully integrate Flagstar’s operations and those of NYCB; such integration may be more difficult, time consuming or costly than expected; revenues following the proposed transaction may be lower than expected; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed transaction; NYCB’s and Flagstar’s success in executing their respective business plans and strategies and managing the risks involved in the foregoing; and the precautionary statements included within the discussion and analysis of our results of operations and the risk factors listed and described in Item 1A to Part I, of our Annual Report on Form 10-K for the year ended December 31, 2021, which are incorporated by reference herein.

Other than as required under United States securities laws, we do not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Item 1. Financial Statements
Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$174	$277
Interest-earning deposits	231	774
Total cash and cash equivalents	405	1,051
Investment securities available-for-sale	2,010	1,804
Investment securities held-to-maturity	190	205
Loans held-for-sale ($3,154 and $4,920 measured at fair value, respectively)	3,475	5,054
Loans held-for-investment ($21 and $16 measured at fair value, respectively)	13,236	13,408
Loans with government guarantees	1,256	1,650
Less: allowance for loan losses	(131)	(154)
Total loans held-for-investment and loans with government guarantees, net	14,361	14,904
Mortgage servicing rights	523	392
Federal Home Loan Bank stock	329	377
Premises and equipment, net	354	360
Goodwill and intangible assets	145	147
Bank-owned life insurance	367	365
Other assets	1,085	824
Total assets	$23,244	$25,483
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$6,827	$7,088
Interest bearing deposits	10,521	10,921
Total deposits	17,348	18,009
Short-term Federal Home Loan Bank advances and other	200	1,880
Long-term Federal Home Loan Bank advances	1,200	1,400
Other long-term debt	396	396
Other liabilities	1,367	1,080
Total liabilities	20,511	22,765
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 shares authorized; 53,236,067 and 53,197,650 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,357	1,355
Accumulated other comprehensive income	(2)	35
Retained earnings	1,377	1,327
Total stockholders’ equity	2,733	2,718
Total liabilities and stockholders’ equity	$23,244	$25,483

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Interest Income
Loans	$166	$196
Investment securities	11	12
Total interest income	177	208
Interest Expense
Deposits	6	10
Short-term Federal Home Loan Bank advances and other	—	1
Long-term Federal Home Loan Bank advances	3	3
Other long-term debt	3	5
Total interest expense	12	19
Net interest income	165	189
Benefit for credit losses	(4)	(28)
Net interest income after provision for credit losses	169	217
Noninterest Income
Net gain on loan sales	45	227
Loan fees and charges	27	42
Net return on mortgage servicing rights	29	—
Loan administration income	33	27
Deposit fees and charges	9	8
Other noninterest income	17	20
Total noninterest income	160	324
Noninterest Expense
Compensation and benefits	127	144
Occupancy and equipment	45	46
Commissions	26	62
Loan processing expense	21	21
Legal and professional expense	11	8
Federal insurance premiums	4	6
Intangible asset amortization	2	3
General, administrative and other	25	57
Total noninterest expense	261	347
Income before income taxes	68	194
Provision for income taxes	15	45
Net income	$53	$149
Net income per share
Basic	$0.99	$2.83
Diluted	$0.99	$2.80
Cash dividends declared	$0.06	$0.06
Weighted average shares outstanding
Basic	53,219,866	52,675,562
Diluted	53,578,001	53,297,803

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Net income	$53	$149
Other comprehensive income, net of tax
Investment securities	(58)	(15)
Derivatives and hedging activities	21	22
Other comprehensive income, net of tax	(37)	7
Comprehensive income	$16	$156

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Common Stock			Accumulated Other Comprehensive Income		Total Stockholders’ Equity
	Number of Shares	Amount	Additional Paid in Capital		Retained Earnings
Balance at December 31, 2021	53,197,650	$1	$1,355	$35	$1,327	$2,718
(Unaudited)
Net income	—	—	—	—	53	53
Total other comprehensive income	—	—	—	(37)	—	(37)
Stock-based compensation	38,245	—	2	—	—	2
Dividends declared and paid	172	—	—	—	(3)	(3)
Balance at March 31, 2022	53,236,067	$1	$1,357	$(2)	$1,377	$2,733

Balance at December 31, 2020	52,656,067	$1	$1,346	$47	$807	$2,201
(Unaudited)
Net income	—	—	—	—	149	149
Total other comprehensive income	—	—	—	7	—	7
Shares issued from the Employee Stock Purchase Plan	62,462	—	—	—	—	—
Stock-based compensation	33,957	—	4	—	—	4
Dividends declared and paid	114	—	—	—	(3)	(3)
Balance at March 31, 2021	52,752,600	$1	$1,350	$54	$953	$2,358

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Operating Activities
Net cash provided by (used in) operating activities	$1,231	$(320)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	642	417
Collection of principal on investment securities AFS	97	239
Purchase of investment securities AFS and other	(233)	(86)
Collection of principal on investment securities HTM	15	58
Proceeds received from the sale of LHFI	—	35
Net closings, purchases, and principal repayments of LHFI	143	1,337
Acquisition of premises and equipment, net of proceeds	(12)	(11)
Net sale of FHLB stock	48	—
Net proceeds from the sale of MSRs	—	(2)
Purchase of MSRs	(13)	—
Other, net	(8)	(3)
Net cash provided by investing activities	679	1,984
Financing Activities
Net change in deposit accounts	(661)	(553)
Net change in short-term FHLB borrowings and other short-term debt	(1,680)	(1,155)
Repayment of long-term FHLB advances	(200)	—
Repayment of long-term debt	—	(246)
Net receipt of payments of loans serviced for others	18	113
Dividends declared and paid	(3)	(3)
Other	1	6
Net cash used in financing activities	(2,525)	(1,838)
Net change in cash, cash equivalents and restricted cash (1)	(615)	(174)
Beginning cash, cash equivalents and restricted cash (1)	1,092	654
Ending cash, cash equivalents and restricted cash (1)	$477	$480
Supplemental disclosure of cash flow information
Non-cash reclassification of LHFI to LHFS	$2	$14
Non-cash reclassification of LHFS to securitized LHFS	$642	$417
MSRs resulting from sale or securitization of loans	$79	$65
Operating section supplemental disclosures
Proceeds from sales of LHFS	$9,232	$13,721
Closings, premium paid and purchase of LHFS, net of principal repayments	$(8,344)	$(14,109)
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

    These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. These interim financial statements are unaudited and include, in our opinion, all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which is available on our website, flagstar.com, and on the SEC website at sec.gov.

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

On April 26, 2022, NYCB and Flagstar entered into Amendment No. 1 (the "Amendment") to the Merger Agreement. Under the Amendment, the parties have agreed to: extend the termination date of the Merger Agreement to October 31, 2022; Change the structure of the merger of the subsidiary banks, so that Flagstar Bank, FSB will initially convert to a national bank charter and New York Community Bank will merge with and into the national bank, with the national bank as the surviving entity; and clarify that approvals of the FDIC and the New York State Department of Financial Services are no longer required but that the approval of the OCC will be required. Other than as expressly modified by the Amendment, the Merger Agreement, remains in full force and effect.

Completion of the transaction is subject to customary closing conditions, including receipt of regulatory approvals.

Note 2 - Investment Securities

    The following table presents our investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
March 31, 2022
Available-for-sale securities
Agency - Commercial	$1,086	$—	$(28)	$1,058
Agency - Residential	649	—	(34)	615
Corporate debt obligations	71	1	—	72
Municipal obligations	19	—	—	19
Other MBS	258	—	(13)	245
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$2,084	$1	$(75)	$2,010
Held-to-maturity securities
Agency - Commercial	$93	$—	$(2)	$91
Agency - Residential	97	—	(2)	95
Total held-to-maturity securities (1)	$190	$—	$(4)	$186
December 31, 2021
Available-for-sale securities
Agency - Commercial	$739	$8	$—	$747
Agency - Residential	690	9	(3)	696
Corporate debt obligations	70	3	—	73
Municipal obligations	20	—	—	20
Other MBS	268	—	(1)	267
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$1,788	$20	$(4)	$1,804
Held-to-maturity securities
Agency - Commercial	$99	$1	$—	$100
Agency - Residential	106	3	—	109
Total held-to-maturity securities (1)	$205	$4	$—	$209
(1)There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at March 31, 2022 or December 31, 2021.

We evaluate AFS debt securities where the value has declined below amortized cost for impairment. If we intend to sell or believe it is more likely than not that we will be required to sell the debt security, it is written down to fair value through earnings. For AFS debt securities that we intend to hold, we evaluate the debt securities for expected credit losses, except for debt securities that are guaranteed by the U.S. Treasury, U.S. government agencies or sovereign entities of high credit quality for which we apply a zero loss assumption, and which comprised 85 percent of our AFS portfolio as of March 31, 2022. For the remaining AFS securities, credit losses are recognized as an increase to the ACL through the credit loss provision. If any of the decline in fair value is related to market factors, that amount is recognized in OCI. We had no unrealized credit losses during the three months ended March 31, 2022 and the year ended December 31, 2021.

    We separately evaluate our HTM debt securities for any credit losses. As of March 31, 2022 and December 31, 2021, our entire HTM portfolio qualified for the zero loss assumption as all securities are guaranteed by the U.S. Treasury or U.S. government agencies.

    Investment securities transactions are recorded on the trade date for purchases and sales. Interest earned on investment securities, including the amortization of premiums and the accretion of discounts, is determined using the effective interest method over the period of maturity and recorded in interest income in the Consolidated Statements of Operations. Accrued interest receivable on investment securities totaled $5 million at March 31, 2022 and $4 million at December 31, 2021, and was reported in other assets on the Consolidated Statements of Financial Condition.

Available-for-sale securities

    Securities AFS are carried at fair value. Unrealized gains and losses on AFS securities are reported as a component of other comprehensive income.

    We purchased $393 million and $86 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, CD, and corporate debt obligations during the three months ended March 31, 2022 and March 31, 2021, respectively. We did not retain any passive interests in our own private MBS during the three months ended March 31, 2022 and March 31, 2021.

    There were no sales of AFS securities during both the three months ended March 31, 2022 and March 31, 2021 other than those related to mortgage loans that had been securitized for sale in the normal course of business.

Held-to-maturity securities

    Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

    There were no purchases or sales of HTM securities during both the three months ended March 31, 2022 and March 31, 2021.

The following table summarizes the unrealized loss positions on AFS and HTM investment securities, by duration of the unrealized loss:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
March 31, 2022
Available-for-sale securities
Agency - Commercial	$2	1	$—	$895	91	$(28)
Agency - Residential	—	—	—	609	87	(34)
Municipal obligations	—	—	—	12	5	—
Corporate debt obligations	—	—	—	11	4	—
Other mortgage-backed securities	—	1	—	157	7	(13)
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$86	24	$(2)
Agency - Residential	—	—	—	90	43	(2)
December 31, 2021
Available-for-sale securities
Agency - Commercial	$4	2	$—	$143	9	$—
Agency - Residential	—	—	—	291	19	(3)
Municipal obligations	—	—	—	3	1	—
Corporate debt obligations	—	—	—	—	—	—
Other mortgage-backed securities	—	1	—	147	5	(1)
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$—	1	$—
Agency - Residential	—	—	—	—	—	—

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

    The following table shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-Maturity
	Amortized Cost	Fair Value	Weighted Average Yield (1)	Amortized Cost	Fair Value	Weighted Average Yield (1)
	(Dollars in millions)
March 31, 2022
Due in one year or less	$6	$6	2.16%	$5	$5	2.21%
Due after one year through five years	9	9	4.65%	3	3	2.86%
Due after five years through 10 years	211	208	2.86%	3	3	2.01%
Due after 10 years	1,858	1,787	2.27%	179	175	2.49%
Total	$2,084	$2,010		$190	$186
(1) Weighted-average yields are based on amortized cost weighted for the contractual maturity of each security.

    We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At March 31, 2022 and December 31, 2021, we had pledged investment securities of $228 million and $1.5 billion, respectively.

Note 3 - Loans Held-for-Sale

    The majority of our mortgage loans originated as LHFS are ultimately sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label MBS. At March 31, 2022 and December 31, 2021, LHFS totaled $3.5 billion and $5.1 billion, respectively. For the three months ended March 31, 2022, we had net gains on loan sales associated with LHFS of $45 million as compared to $227 million for the three months ended March 31, 2021, respectively.

    At March 31, 2022 residential LHFS of $293 million, commercial LHFS of $18 million and corporate advances of $10 million were recorded at the lower of cost or fair value. At December 31, 2021, we recorded $116 million residential LHFS and commercial LHFS of $18 million at the lower of cost or fair value. We elected the fair value option for the remainder of the loans in the portfolio.

Note 4 - Loans Held-for-Investment

    We classify loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. We report LHFI at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs. The accrued interest receivable on LHFI totaled $33 million at March 31, 2022 and $35 million at December 31, 2021 and was reported in other assets on the Consolidated Statements of Financial Condition.

    The following table presents our LHFI:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Consumer loans
Residential first mortgage	$1,499	$1,536
Home equity	596	613
Other	1,267	1,236
Total consumer loans	3,362	3,385
Commercial loans
Commercial real estate	3,254	3,223
Commercial and industrial	1,979	1,826
Warehouse lending	4,641	4,974
Total commercial loans	9,874	10,023
Total loans held-for-investment	$13,236	$13,408

    The following table presents the UPB of our loan sales and purchases in the LHFI portfolio:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Loans Sold (1)
Performing loans	$—	$36
Total loans sold	$—	$36
(1)Upon a change in our intent, the loans were transferred to LHFS and subsequently sold.

We have pledged certain LHFI, LHFS, and LGG to collateralize lines of credit and/or borrowings with the FRB of Chicago and the FHLB of Indianapolis. At March 31, 2022 and December 31, 2021, we had pledged loans of $7.8 billion and $9.9 billion, respectively.

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

We measure the allowance using the applicable dual risk rating model which measures probability of default, loss given default and exposure at default. As of March 31, 2022, we utilized the Moody’s March scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. Within our composite forecast, unemployment ends 2022 at 4 percent, slightly increasing in 2023 with a full recovery by 2024. GDP continues to recover throughout 2022 and returns to pre-COVID levels in 2023. HPI decreases by 2 percent from the first quarter of 2022 through the fourth quarter of 2022 before increasing 3 percent by the fourth quarter of 2023.

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

    The following table presents changes in the ALLL, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended March 31, 2022
Beginning balance	$40	$14	$36	$28	$32	$4	$154
(Benefit) provision	4	1	(1)	(6)	1	(1)	(2)
Charge-offs	(1)	—	(2)	—	(20)	—	(23)
Recoveries	—	1	1	—	—	—	2
Ending allowance balance	$43	$16	$34	$22	$13	$3	$131
Three Months Ended March 31, 2021
Beginning balance	$49	$25	$39	$84	$51	$4	$252
Benefit	(2)	(5)	(6)	—	(11)	—	(24)
Charge-offs	(2)	—	(1)	—	(1)	—	(4)
Recoveries	—	—	1	—	16	—	17
Ending allowance balance	$45	$20	$33	$84	$55	$4	$241
(1)Includes LGG.

    The ALLL was $131 million at March 31, 2022 and $154 million at December 31, 2021. The decrease in the allowance is primarily reflective of changes in our economic forecast and judgment we applied related to those forecasts and underlying borrower credit as a result of the ongoing COVID-19 pandemic.

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

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI (3) (4) (5)
	(Dollars in millions)
March 31, 2022
Consumer loans
Residential first mortgage	$7	$8	$86	$101	$1,398	$1,499
Home equity	2	1	9	12	584	596
Other	3	1	3	7	1,260	1,267
Total consumer loans	12	10	98	120	3,242	3,362
Commercial loans
Commercial real estate	—	—	—	—	3,254	3,254
Commercial and industrial	—	—	—	—	1,979	1,979
Warehouse lending	—	—	—	—	4,641	4,641
Total commercial loans	—	—	—	—	9,874	9,874
Total loans (2)	$12	$10	$98	$120	$13,116	$13,236
December 31, 2021
Consumer loans
Residential first mortgage	$14	$34	$49	$97	$1,439	$1,536
Home equity	8	1	9	18	595	613
Other	4	1	4	9	1,227	1,236
Total consumer loans	26	36	62	124	3,261	3,385
Commercial loans
Commercial real estate	—	—	—	—	3,223	3,223
Commercial and industrial	—	—	32	32	1,794	1,826
Warehouse lending	—	—	—	—	4,974	4,974
Total commercial loans	—	—	32	32	9,991	10,023
Total loans (2)	$26	$36	$94	$156	$13,252	$13,408
(1)Includes less than 90 days past due performing loans which are placed in nonaccrual. Interest is not being accrued on these loans.
(2)Includes $9 million of past due loans accounted for under the fair value option as of March 31, 2022 and December 31, 2021.
(3)Collateral dependent loans totaled $145 million and $108 million at March 31, 2022 and December 31, 2021, respectively. The majority of these loans are secured by real estate.
(4)The interest income recognized on impaired loans was less than $1 million for the three months ended March 31, 2022 and December 31, 2021.
(5)The delinquency status for loans in forbearance is frozen for loans at inception of the forbearance period and will resume when the borrower's forbearance period ends.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued for the three months ended March 31, 2022 was $1 million. At March 31, 2022 and December 31, 2021, we had no loans 90 days or greater past due and still accruing interest.

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

The reserve for unfunded commitments is reflected in other liabilities on the Consolidated Statements of Financial Condition and was $14 million as of March 31, 2022, compared to $16 million as of December 31, 2021. The decrease in the reserve is due to improvements in the economic forecasts as a result of the continued vaccine rollout and the lifting of most COVID-19 restrictions.
The following categories of off-balance sheet credit exposures have been identified: unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. For further information, see Note 15 - Legal Proceedings, Contingencies and Commitments.

Troubled Debt Restructurings

    We may modify certain loans in both our consumer and commercial loan portfolios to retain customers or to maximize collection of the outstanding loan balance. TDRs are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted as a result. Nonperforming TDRs are included in nonaccrual loans. TDRs remain in nonperforming status until a borrower has made payments and is current for at least six consecutive months. Performing TDRs are not considered to be nonaccrual so long as we believe that all contractual principal and interest due under the restructured terms will be collected. Performing and nonperforming TDRs remain impaired as interest and principal will not be received in accordance with the original contractual terms of the loan agreement. Refer to Note 1- Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2021 for a description of the methodology used to determine TDRs.

    Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, but may give rise to potential incremental losses. We measure impairments using a discounted cash flow method for performing TDRs and measure impairment based on collateral values for nonperforming TDRs.

    Beginning in March 2020, as a response to COVID-19, we offered our consumer borrowers principal and interest payment deferrals, forbearance and/or extensions up to a maximum period of 18 months. We considered these programs in the context of whether or not the short-term modifications of these loans and the programs offered to return to payment status would constitute a TDR. We considered the CARES Act, interagency guidance and related guidance from the FASB, which provided that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not required to be accounted for as TDRs. As a result, we have determined that loans modified under these programs are not TDRs.

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
March 31, 2022
Consumer loans
Residential first mortgage	$16	$10	$26
Home equity	7	2	9
Total TDRs (1)(2)	$23	$12	$35
December 31, 2021
Consumer loans
Residential first mortgage	$14	$11	$25
Home equity	8	2	10
Total consumer TDR loans (1)(2)	22	13	35
Commercial loans
Commercial and industrial	2	—	2
Total commercial TDR loans	2	—	2
Total TDRs (1)(2)	$24	$13	$37
(1)The ALLL on TDR loans totaled $4 million at both March 31, 2022 and December 31, 2021.
(2)Includes $3 million and $5 million of TDR loans accounted for under the fair value option at March 31, 2022 and December 31, 2021, respectively.

The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)
	(Dollars in millions)
Three Months Ended March 31, 2022
Residential first mortgages	9	$2	$2
Home equity (2)(3)	1	—	—
Commercial Real Estate	—	—	—
Total TDR loans	10	$2	$2
Three Months Ended March 31, 2021
Residential first mortgages	6	$3	$3
Total TDR loans	6	$3	$3
(1)Post-modification balances include past due amounts that are capitalized at modification date.
(2)Home equity post-modification UPB reflects write downs.
(3)Includes loans carried at the fair value option.

    There were no loans modified in the previous 12 months that subsequently defaulted during the three months ended March 31, 2022. All TDR classes within the consumer and commercial loan portfolios are considered subsequently defaulted when they are greater than 90 days past due within 12 months of the restructuring date.

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

    Loss. An asset classified as loss is considered uncollectible and of such little value that the continuance as a bankable asset is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, rather that it is not practical or desirable to defer writing off the asset even though partial recovery may be affected in the future

Consumer Loans

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

Payment activity, credit rating and LTVs have the most significant impact on the ACL for consumer loans. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total	December 31, 2021
	Term Loans
	Amortized Cost Basis by Closing Year
As of March 31, 2022	2022	2021	2020	2019	2018	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
Pass	$107	$340	$169	$204	$74	$408	$77	$10	$1,389	$1,444
Watch	—	—	1	1	3	4	—	—	9	34
Substandard	—	1	3	24	12	38	—	3	81	43
Home Equity
Pass	1	4	3	12	5	15	490	57	587	604
Watch	—	—	—	—	—	—	—	1	1	1
Substandard	—	—	—	—	—	1	2	4	7	6
Other Consumer
Pass	68	362	211	209	95	4	306	8	1,263	1,229
Watch	—	—	—	1	—	—	—	—	1	2
Substandard	—	—	1	1	1	—	—	—	3	5
Total Consumer Loans (1)(2)	$176	$707	$388	$452	$190	$470	$875	$83	$3,341	$3,368
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

The following table presents the amortized cost in residential and consumer loans based on credit scores:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	FICO Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of March 31, 2022	2022	2021	2020	2019	2018	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>750	$18	$155	$78	$95	$37	$246	$46	$4	$679
700-750	86	121	50	62	29	132	21	6	507
<700	3	65	45	72	23	72	10	3	293
Home Equity
>750	—	2	1	3	2	4	234	16	262
700-750	1	2	1	5	2	6	205	26	248
<700	—	—	1	4	1	6	53	20	85
Other Consumer
>750	68	362	212	211	96	4	203	5	1,161
700-750	—	—	—	—	—	—	84	2	86
<700	—	—	—	—	—	—	19	1	20
Total Consumer Loans (1)	$176	$707	$388	$452	$190	$470	$875	$83	$3,341
(1)Excludes loans carried under the fair value option.

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	FICO Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>750	$139	$94	$107	$40	$70	$212	$49	$5	$716
700-750	117	58	69	36	36	161	22	6	505
<700	63	49	76	24	8	66	11	3	300
Home Equity
>750	2	2	4	2	1	4	238	13	266
700-750	2	1	6	2	1	6	210	22	250
<700	—	1	5	2	1	6	62	18	95
Other Consumer
>750	251	162	142	56	1	4	273	3	892
700-750	128	62	79	39	—	1	7	—	316
<700	2	4	8	8	—	—	4	2	28
Total Consumer Loans (1)	$704	$433	$496	$209	$118	$460	$876	$72	$3,368
(1)    Excludes loans carried under the fair value option.

Loan-to-value ratios primarily impact the allowance on mortgages within the consumer loan portfolio. The following table presents the amortized cost in residential first mortgages and home equity loans based on loan-to-value ratios:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	LTV Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of March 31, 2022	2022	2021	2020	2019	2018	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>90	$3	$88	$67	$129	$51	$28	$—	$—	$366
71-90	21	107	64	51	21	199	—	—	463
55-70	69	79	23	26	8	131	2	—	338
<55	14	67	19	23	9	92	75	13	312
Home Equity
>90	—	1	—	—	—	6	—	1	8
71-90	1	2	2	9	4	7	355	41	421
<=70	—	1	1	3	1	3	137	20	166
Total (1)	$108	$345	$176	$241	$94	$466	$569	$75	$2,074
(1)Excludes loans carried under the fair value option.

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	LTV Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential first mortgage
>90	$88	$74	$142	$53	$16	$16	$—	$—	$389
71-90	109	78	58	29	31	185	—	—	490
55-70	69	26	27	9	36	163	2	—	332
<55	53	23	25	9	31	75	80	14	310
Home Equity
>90	—	—	—	—	1	7	—	—	8
71-90	3	3	11	4	1	6	369	35	432
<=70	1	1	4	2	1	3	141	18	171
Total (1)	$323	$205	$267	$106	$117	$455	$592	$67	$2,132
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

Based on the most recent credit analysis performed, the amortized cost basis, by risk category for each class of loans within the commercial portfolio, is as follows:

								Revolving Loans Converted to Term Loans Amortized Cost Basis		December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of March 31, 2022	2022	2021	2020	2019	2018	Prior
Commercial Loans	(Dollars in million)
Commercial real estate
Pass	$63	$546	$256	$437	$290	$633	$869	$—	$3,094	$3,071
Watch	—	—	7	1	13	83	32	—	136	128
Special mention	—	—	—	2	—	22	—	—	24	2
Substandard	—	—	—	—	—	—	—	—	—	22
Commercial and industrial
Pass	7	265	75	163	26	93	1,254	—	1,883	1,685
Watch	—	4	12	—	9	—	14	—	39	71
Special mention	—	9	—	—	—	—	—	—	9	—
Substandard	—	—	—	—	18	2	28	—	48	70
Warehouse
Pass	4,496	—	—	—	—	—	—	—	4,496	4,834
Watch	145	—	—	—	—	—	—	—	145	140
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Total commercial loans	$4,711	$824	$350	$603	$356	$833	$2,197	$—	$9,874	$10,023

								Revolving Loans Converted to Term Loans Amortized Cost Basis		December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial Loans	(Dollars in million)
Commercial real estate
Pass	$518	$257	$558	$313	$238	$402	$785	$—	$3,071	$2,805
Watch	2	5	1	13	64	35	8	—	128	166
Special mention	—	—	2	—	—	—	—	—	2	53
Substandard	—	—	—	—	22	—	—	—	22	37
Commercial and industrial
Pass	257	81	156	30	95	7	1,059	—	1,685	1,200
Watch	4	4	10	9	—	—	44	—	71	106
Special mention	—	—	—	—	—	—	—	—	—	24
Substandard	—	—	17	18	2	—	33	—	70	52
Warehouse
Pass	4,834	—	—	—	—	—	—	—	4,834	7,398
Watch	140	—	—	—	—	—	—	—	140	260
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Total commercial loans	$5,755	$347	$744	$383	$421	$444	$1,929	$—	$10,023	$12,101

Note 5 - Loans with Government Guarantees

    Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the FHA until claimed. The Bank has a unilateral option to repurchase loans sold to GNMA if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. These loans are recorded in LGG and the liability to repurchase the loans is recorded in Other liabilities on the Consolidated Statements of Financial Condition. As of March 31, 2022 this liability was $63 million, as compared to a balance of $200 million as of December 31, 2021. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. We have reserved for these risks within other assets and as a component of our ACL on residential first mortgages.

At March 31, 2022 and December 31, 2021, LGG totaled $1.3 billion and $1.7 billion, respectively.

    Repossessed assets and the associated claims related to government guaranteed loans are recorded in other assets and totaled $11 million and $7 million, at March 31, 2022 and December 31, 2021, respectively.

Note 6 - Variable Interest Entities

    We have no consolidated VIEs as of March 31, 2022 and December 31, 2021.

    In connection with our non-qualified mortgage securitization activities, we have retained a five percent interest in the investment securities of certain trusts ("other MBS") and are contracted as the servicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Financial Condition. The Bank’s maximum exposure to loss is limited to our five percent retained interest in the investment securities that had a fair value of $245 million as of March 31, 2022 as well as the standard representations and warranties made in conjunction with the loan transfers. See Note 2 - Investment Securities and Note 16 - Fair Value Measurements, for additional information.

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

    Changes in the fair value of residential first mortgage MSRs were as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Balance at beginning of period	$392	$329
Additions from loans sold with servicing retained	79	65
Purchases	13	—
Reductions from sales	—	—
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(8)	(39)
Changes in estimates of fair value due to interest rate risk (1) (2)	47	73
Fair value of MSRs at end of period	$523	$428
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

    The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	March 31, 2022			December 31, 2021
		Fair value			Fair value
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
	(Dollars in millions)
Option adjusted spread	6.59%	$513	$503	7.12%	$383	$374
Constant prepayment rate	8.69%	506	490	9.24%	373	355
Weighted average cost to service per loan	$79.25	518	512	$79.38	387	383

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

    The following table summarizes income and fees associated with owned MSRs:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Net return (loss) on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$30	$31
Decreases in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other	(8)	(39)
Changes in fair value due to interest rate risk	47	73
Loss on MSR derivatives (2)	(41)	(65)
Net transaction costs	1	—
Total return included in net return on mortgage servicing rights	$29	$—
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

    The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$37	$32
Charges on subserviced custodial balances (2)	(2)	(3)
Other servicing charges	(2)	(3)
Total income on mortgage loans subserviced, included in loan administration	$33	$26
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

Derivatives not designated as hedging instruments: We maintain a derivative portfolio of interest rate swaps, futures and forward commitments used to manage exposure to changes in interest rates and MSR asset values and to meet the needs of customers. We also enter into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments and U.S. Treasury futures. Changes in the fair value of derivatives not designated as hedging instruments are recognized on the Consolidated Statements of Operations.

    Derivatives designated as hedging instruments: We have designated certain interest rate swaps as fair value hedges of investment securities AFS using the last-of-layer method. Cash flows and the income impact associated with designated hedges are reported in the same category as the underlying hedged item.

    We have also designated certain interest rate swaps as cash flow hedges on LIBOR-based variable interest payments on certain commercial loans. Changes in the fair value of derivatives designated as cash flow hedges are recorded in OCI on the Consolidated Statements of Financial Condition and reclassified into interest income in the same period in which the hedge transaction is recognized in earnings.

During the first quarter of 2022, we de-designated all of our cash flow hedges of custodial deposits. We evaluate the probability of hedged forecasted transactions on at least a quarterly basis relating to amounts deferred in OCI. Amounts recorded in OCI related to de-designated cash flow hedges of forecasted transactions, which remain probable to occur, are reclassified into net loan administration income in the same period in which the hedged transaction is recognized into earnings.

We had 46 million (net-of-tax) of unrealized gains on de-designated cash flow hedges recorded in AOCI as of March 31, 2022. The estimated amount to be reclassified from OCI into earnings on de-designated hedging relationships during the next 12 months represents $10 million (net-of-tax) of gains. We had $5 million (net-of-tax) of unrealized losses on derivatives designated in a hedge relationship as of March 31, 2022. The estimated amount to be reclassified from OCI into earnings during the next 12 months beginning March 31, 2022 represents $9 million of gains (net-of-tax). At December 31, 2021, we had $20 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in AOCI.

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were and are expected to be highly effective as of March 31, 2022.

    The following tables present the notional amount, estimated fair value and maturity of our derivative financial instruments:

	March 31, 2022 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow hedge relationships:
Assets
Interest rate swaps on commercial loans	$2,000	$2	2025
Derivatives in fair value hedge relationships:
Assets
Interest rate swaps on AFS securities	$100	$—	2022
Interest rate swaps on subordinated debt	150	—	2025
Total	$250	$—
Derivatives not designated as hedging instruments:
Assets
Futures	$1,053	$2	2022-2023
Mortgage-backed securities forwards	11,684	200	2022
Rate lock commitments	3,259	23	2022
Interest rate swaps and swaptions	5,064	105	2022-2052
Total	$21,060	$330
Liabilities
Mortgage-backed securities forwards	$4,629	$45	2022
Rate lock commitments	2,112	27	2022
Interest rate swaps	1,771	22	2022-2032
Total	$8,512	$94
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior day's fair value of open positions is considered a settlement of the derivative position for accounting purposes.
(2)Derivative assets and liabilities are included in other assets and other liabilities on the Consolidated Statements of Financial Condition, respectively.

	December 31, 2021 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow hedge relationships:
Liabilities
Interest rate swaps on custodial deposits	$800	—	2026-2027
Derivatives in fair value hedge relationships:
Assets
Interest rate swaps on AFS securities	$85	$—	2022
Total derivative assets	$85	$—
Liabilities
Interest rate swaps on HFI residential first mortgages	$100	$—	2024
Interest rate swaps on AFS securities	350	—	2024-2025
Total derivative liabilities	$450	$—
Derivatives not designated as hedging instruments:
Assets
Futures	$1,117	$—	2022-2023
Mortgage-backed securities forwards	4,008	11	2022
Rate lock commitments	5,169	54	2022
Interest rate swaps and swaptions	4,070	76	2022-2031
Total	$14,364	$141
Liabilities
Mortgage-backed securities forwards	$4,023	$14	2022
Rate lock commitments	370	1	2022
Interest rate swaps and swaptions	1,493	5	2022-2031
Total	$5,886	$20
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
	(Dollars in millions)
March 31, 2022
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on AFS securities	$—	$—	$—	$—	$2
Interest rate swaps on subordinated debt	—	—	—	—	3
Interest rate swaps on commercial loans	2	—	2	—	31
Total derivative assets	$2	$—	$2	$—	$36

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$200	$—	$200	$—	$142
Interest rate swaps and swaptions (1)	105	—	105	—	52
Total derivative assets	$305	$—	$305	$—	$194
Liabilities
Mortgage-backed securities forwards	$45	$—	$45	$—	$11
Interest rate swaps	22	—	22	—	30
Total derivative liabilities	$67	$—	$67	$—	$41

December 31, 2021
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on AFS securities	$—	$—	$—	$—	$1
Total derivative assets	$—	$—	$—	$—	$1
Liabilities
Interest rate swaps on AFS securities	$—	$—	$—	$—	$4
Interest rate swaps on HFI residential first mortgages	—	—	—	—	1
Interest rate swaps on custodial deposits	—	—	—	—	9
Total derivative liabilities	$—	$—	$—	$—	$14

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$10	$—	$10	$—	$12
Interest rate swaptions (1)	77	—	77	—	17
Total derivative assets	$87	$—	$87	$—	$29
Liabilities
Mortgage-backed securities forwards	$14	$—	$14	$—	$9
Interest rate swaps	6	—	6	—	24
Total derivative liabilities	$20	$—	$20	$—	$33
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior day's fair value of open positions is considered settlement of the derivative position for accounting purposes.

Losses of $1 million on fair value hedging relationships of AFS securities were recorded in interest income for the three months ended both March 31, 2022 and March 31, 2021.

Losses of $1 million on cash flow hedging relationships of custodial deposits were reclassified from AOCI into loan administration income during the three months ended March 31, 2022 and March 31, 2021.

Gains and losses on fair value hedging relationships of HFI residential first mortgages for the three months ended March 31, 2022 and March 31, 2021 were de-minimis.

The fair value basis adjustment on our hedged AFS securities is included in investment securities available-for-sale on our Consolidated Statements of Financial Condition. The carrying amount of our hedged securities was $83 million at March 31, 2022 and $1.0 billion at December 31, 2021 of which a de-minimis amount and unrealized losses of $5 million, respectively, were due to the fair value hedge relationships. The closed portfolio of AFS securities designated in this last-of-layer method hedge was $86 million par (amortized cost of $85 million) at March 31, 2022 and $1.0 billion par (amortized cost of $1.0 billion) at December 31, 2021, of which $86 million and $435 million were designated in active hedge relationships at March 31, 2022 and December 31, 2021, respectively. The fair value basis adjustment associated with de-designated last-of-layer hedges of AFS securities is $17 million at March 31, 2022. The basis adjustment is allocated to individual securities recorded in available-for-sale securities within the Consolidated Statements of Financial Condition and will be accreted into interest income over the remaining life of those securities.

At March 31, 2022, we pledged a total of $99 million related to derivative financial instruments, consisting of $28 million of cash collateral on derivative liabilities and $71 million of maintenance margin on centrally cleared derivatives. We had an obligation to return a total of $173 million of cash collateral on derivative assets at March 31, 2022. We pledged a total of $66 million related to derivative financial instruments, consisting of $28 million of cash collateral on derivative liabilities and $38 million of maintenance margin on centrally cleared derivatives and had a $12 million obligation to return cash on derivative assets at December 31, 2021. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and other liabilities and the cash pledged as maintenance margin is restricted and included in other assets.

    The following table presents net gain recognized in income on derivative instruments, net of the impact of offsetting positions:

		Three Months Ended March 31,
		2022	2021
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of gain (loss)
Futures	Net return on mortgage servicing rights	$3	$—
Interest rate swaps and swaptions	Net return on mortgage servicing rights	(13)	(47)
Mortgage-backed securities forwards	Net return on mortgage servicing rights	(31)	(18)
Rate lock commitments and MSR forwards	Net gain on loan sales	104	162
Interest rate swaps (1)	Other noninterest income	2	1
Total derivative gain (loss)		$65	$98
(1)Includes customer-initiated commercial interest rate swaps.

Note 9 - Borrowings

Federal Home Loan Bank Advances and Other Borrowings

    The following is a breakdown of our FHLB advances and other borrowings outstanding:

	March 31, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$—	—%	$1,600	0.19%
Other short-term borrowings	200	0.42%	280	0.11%
Total short-term Federal Home Loan Bank advances and other borrowings	200		1,880
Long-term fixed rate advances	1,200	1.03%	1,400	0.90%
Total Federal Home Loan Bank advances and other borrowings	$1,400		$3,280

    The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Maximum outstanding at any month end	$2,200	$4,737
Average outstanding balance	1,918	3,979
Average remaining borrowing capacity	4,451	5,484
Weighted average interest rate	0.72%	0.43%

    The following table outlines the maturity dates of our FHLB advances and other borrowings:

March 31, 2022
(Dollars in millions)
2022	$400
2023	500
2024	100
2025	—
Thereafter	400
Total	$1,400

Parent Company Senior Notes, Subordinated Notes and Trust Preferred Securities

    The following table presents long-term debt, net of debt issuance costs:

	March 31, 2022		December 31, 2021
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, settled 2021	$—	—%	$—	—%
Subordinated Notes
Notes, matures 2030	149	4.125%	149	4.125%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
3.25%, matures 2032	26	4.22%	26	3.47%
3.25%, matures 2033	26	3.49%	26	3.37%
3.25%, matures 2033	26	4.25%	26	3.47%
2.00%, matures 2035	26	2.24%	26	2.12%
2.00%, matures 2035	26	2.24%	26	2.12%
1.75%, matures 2035	51	2.58%	51	1.95%
1.50%, matures 2035	25	1.74%	25	1.62%
1.45%, matures 2037	25	2.28%	25	1.65%
2.50%, matures 2037	16	3.33%	16	2.70%
Total Trust Preferred Securities	247		247
Total other long-term debt	$396		$396

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

Trust Preferred Securities

    We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued junior subordinated debt securities to those trusts, which we have included in long-term debt. The junior subordinated debt securities are the sole assets of those trusts. The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of March 31, 2022, we had no deferred interest.

Note 10 - Accumulated Other Comprehensive Income (Loss)

    The following table sets forth the components in AOCI:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Investment Securities
Beginning balance	$15	$52
Unrealized loss	(77)	(20)
Less: Tax benefit	(19)	(5)
Net unrealized loss	(58)	(15)
Other comprehensive loss, net of tax	(58)	(15)
Ending balance	$(43)	$37

Cash Flow Hedges
Beginning balance	$20	$(5)
Unrealized gain	29	26
Less: Tax provision	8	5
Net unrealized gain	21	21
Reclassifications out of AOCI (1)	—	1
Other comprehensive income, net of tax	21	22
Ending balance	$41	$17
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

    The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions, except share data)
Net income applicable to common shareholders	$53	$149
Weighted Average Shares
Weighted average common shares outstanding	53,219,866	52,675,562
Effect of dilutive securities
Stock-based awards	358,135	622,241
Weighted average diluted common shares	$53,578,001	$53,297,803
Earnings per common share
Basic earnings per common share	$0.99	$2.83
Effect of dilutive securities
Stock-based awards	—	(0.03)
Diluted earnings per common share	$0.99	$2.80

Note 12 - Stock-Based Compensation

    We had stock-based compensation expense of $2 million and $4 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

Restricted Stock and Restricted Stock Units

    The following table summarizes restricted stock and restricted stock units activity:

	Three Months Ended March 31, 2022
	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	600,573	$36.61
Granted	134,066	36.62
Vested	(43,756)	40.46
Canceled and forfeited	(19,493)	33.16
Non-vested balance at end of period	671,390	$36.47

Note 13 - Income Taxes

    The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

    The following table presents our provision for income tax and effective tax provision rate:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Income before income taxes	$68	$194
Provision for income taxes	15	45
Effective tax provision rate	22.0%	23.0%

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

    To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1 and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both March 31, 2022 and December 31, 2021.

    The following tables present the regulatory capital requirements under the applicable Basel III based U.S. capital rules:

Flagstar Bancorp	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
March 31, 2022
Tier 1 capital (to adjusted avg. total assets)	$2,843	11.83%	$961	4.0%	$1,201	5.0%
Common equity Tier 1 capital (to RWA)	2,603	13.89%	843	4.5%	1,218	6.5%
Tier 1 capital (to RWA)	2,843	15.17%	1,124	6.0%	1,499	8.0%
Total capital (to RWA)	3,110	16.59%	1,499	8.0%	1,874	10.0%
December 31, 2021
Tier 1 capital (to adjusted avg. total assets)	$2,798	10.54%	$1,062	4.0%	$1,327	5.0%
Common equity Tier 1 capital (to RWA)	2,558	13.19%	873	4.5%	1,261	6.5%
Tier 1 capital (to RWA)	2,798	14.43%	1,164	6.0%	1,552	8.0%
Total capital (to RWA)	3,080	15.88%	1,552	8.0%	1,940	10.0%

Flagstar Bank	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
March 31, 2022
Tier 1 capital (to adjusted avg. total assets)	$2,758	11.50%	$959	4.0%	$1,199	5.0%
Common equity Tier 1 capital (to RWA)	2,758	14.73%	843	4.5%	1,217	6.5%
Tier 1 capital (to RWA)	2,758	14.73%	1,124	6.0%	1,498	8.0%
Total capital (to RWA)	2,875	15.35%	1,498	8.0%	1,873	10.0%
December 31, 2021
Tier 1 capital (to adjusted avg. total assets)	$2,706	10.21%	$1,060	4.0%	$1,325	5.0%
Common equity Tier 1 capital (to RWA)	2,706	13.96%	872	4.5%	1,260	6.5%
Tier 1 capital (to RWA)	2,706	13.96%	1,163	6.0%	1,551	8.0%
Total capital (to RWA)	2,839	14.65%	1,551	8.0%	1,938	10.0%
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

At March 31, 2022, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements or that the ultimate outcome of these actions will have a materially adverse effect on our financial condition, results of operations or cash flows.

Other litigation accruals

    At March 31, 2022 and December 31, 2021, our total accrual for contingent liabilities and settled litigation was $9 million.

Commitments

    In the normal course of business, we have various commitments outstanding which are not included on our Consolidated Statements of Financial Condition. The following table is a summary of the contractual amount of significant commitments:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Commitments to extend credit
Mortgage loan commitments including interest rate locks	$5,371	$5,539
Warehouse loan commitments	7,675	6,840
Commercial and industrial commitments	1,764	1,582
Other construction commitments	2,877	2,719
HELOC commitments	727	631
Other consumer commitments	349	273
Standby and commercial letters of credit	102	107

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

    We maintain a reserve for estimated lifetime credit losses in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded and standby and commercial letters of credit. A reserve balance of $14 million at March 31, 2022 and $16 million at December 31, 2021, respectively, is reflected in other liabilities on the Consolidated Statements of Financial Condition. See Note 4 - Loans Held-for-Investment for additional information.

    Supplemental executive retirement plan with former CEO. The Company entered into a supplemental executive retirement plan (“SERP”) with a former CEO in 2009. In the second quarter of 2021, we entered into a settlement agreement with the former CEO that terminates the SERP and all other prior employment agreements in exchange for a maximum payment of $6 million which remains subject to regulatory approval as of March 31, 2022.

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

	March 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,058	$—	$1,058
Agency - Residential	—	615	—	615
Municipal obligations	—	19	—	19
Corporate debt obligations	—	72	—	72
Other MBS	—	245	—	245
Certificate of deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	3,154	—	3,154
Loans held-for-investment
Residential first mortgage loans	—	21	—	21
Mortgage servicing rights	—	—	523	523
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	23	23
Futures	—	2	—	2
Mortgage-backed securities forwards	—	200	—	200
Interest rate swaps and swaptions	—	105	—	105
Total assets at fair value	$—	$5,492	$546	$6,038
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(27)	$(27)
Mortgage backed securities forwards	—	(45)	—	(45)
Interest rate swaps	—	(22)	—	(22)
Total liabilities at fair value	$—	$(67)	$(27)	$(94)

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Loans held-for-sale
Residential first mortgage loans	$—	$4,920	$—	$4,920
Investment securities available-for-sale
Agency - Commercial	—	747	—	747
Agency - Residential	—	696	—	696
Other MBS	—	267	—	267
Corporate debt obligations	—	73	—	73
Municipal obligations	—	20	—	20
Certificate of deposit	—	1	—	1
Derivative assets
Interest rate swaps and swaptions	—	77	—	77
Rate lock commitments (fallout-adjusted)	—	—	54	54
Mortgage-backed securities forwards	—	10	—	10
Loans held-for-investment
Residential first mortgage loans	—	15	—	15
Home equity	—	—	1	1
Mortgage servicing rights	—	—	392	392
Total assets at fair value	$—	$6,826	$447	$7,273
Derivative liabilities
Mortgage-backed securities forwards	$—	$(14)	$—	$(14)
Interest rate swaps and swaptions	—	(5)	—	(5)
Rate lock commitments (fallout-adjusted)	—	—	(1)	(1)
DOJ Liability	—	—	—	—
Total liabilities at fair value	$—	$(19)	$(1)	$(20)

Fair Value Measurements Using Significant Unobservable Inputs

    The following table includes a roll forward of the Consolidated Statements of Financial Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

	Balance at Beginning of Period	Total Gains (Losses) Recorded in Earnings	Purchases / Closings	Sales	Settlement	Transfers Out	Balance at End of Period
	(Dollars in millions)
Three Months Ended March 31, 2022
Assets
Mortgage servicing rights (1)	$392	$39	$92	$—	$—	$—	$523
Rate lock commitments (net) (1)(2)	53	(174)	101	—	—	16	(4)
Totals	$445	$(135)	$193	$—	$—	$16	$519

Three Months Ended March 31, 2021
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (1)	329	34	65	—	—	—	428
Rate lock commitments (net) (1)(2)	208	(169)	205	—	—	(170)	74
Totals	$539	$(135)	$270	$—	$—	$(170)	$504
Liabilities
DOJ Liability	$(35)	$(35)	$—	$—	$—	$—	$(70)
Totals	$(35)	$(35)	$—	$—	$—	$—	$(70)
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
	(Dollars in millions)
March 31, 2022
Assets
Loans held-for-investment
Mortgage servicing rights	$523	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	3.8% - 21.6% (6.6%) 0% - 10.3% (8.7%) $67 - $90 ($80)	(1)
Rate lock commitments (net)	$(4)	Consensus pricing	Origination pull-through rate	77.2%	(1)
(1)Unobservable inputs were weighted by their relative fair value of the instruments.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
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

Recurring Significant Unobservable Inputs

    Home equity. The most significant unobservable inputs used in the fair value measurement of the HELOANs are discount rates, constant prepayment rates and default rates. The constant prepayment and default rates are based on a 12 month historical average. Significant increases (decreases) in the discount rate in isolation result in a significantly lower (higher) fair value measurement. Increases (decreases) in prepay rates in isolation result in a higher (lower) fair value and increases (decreases) in default rates in isolation result in a lower (higher) fair value.

    MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For March 31, 2022 and December 31, 2021, the weighted average life (in years) for the entire MSR portfolio was 6.7 and 5.8, respectively.

    DOJ Liability. The DOJ Liability was settled for $70 million in the second quarter of 2021, fully satisfying the Amendment and reducing the liability to $0 at March 31, 2022. Prior to settlement, the significant unobservable inputs used in the fair value measurement of the DOJ Liability were the discount rate, asset growth rate, return on assets, dividend rate and potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes, as further discussed in Note 15 - Legal Proceedings, Contingencies and Commitments.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

    We also have assets that are subject to measurement at fair value on a nonrecurring basis under certain conditions. The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Losses
	(Dollars in millions)
March 31, 2022
Loans held-for-sale (2)	$293	$293	$—	$(1)
Commercial loans	18	—	18	—
Impaired loans held-for-investment (2)
Residential first mortgage loans	72	—	72	(8)
Repossessed assets (3)	4	—	4	(1)
Totals	$387	$293	$94	$(10)
December 31, 2021
Loans held-for-sale (2)	$116	$116	$—	$(1)
Commercial loans	18	—	18	—
Impaired loans held-for-investment (2)
Residential first mortgage loans	36	—	36	(5)
Repossessed assets (3)	6	—	6	(1)
Totals	$176	$116	$60	$(7)
(1)The fair values are determined at various dates dependent upon when certain conditions were met requiring fair value measurement.
(2)Gains (losses) reflect fair value adjustments on assets for which we did not elect the fair value option.
(3)Gains (losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

    The following table presents the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
March 31, 2022
Commercial loans	$18	Fair value of collateral	Market price	N/A
Impaired loans held-for-investment
Residential first mortgage loans (1)	$72	Fair value of collateral	Loss severity discount	0% - 100% (9.8%)
Repossessed assets (1)	$4	Fair value of collateral	Loss severity discount	0% - 98.0% (25.4%)
December 31, 2021
Impaired loans-held-for sale
Commercial loans HFS	$18	Fair value of collateral	Market price	N/A
Impaired loans held-for-investment
Residential first mortgage loans (1)	$36	Fair value of collateral	Loss severity discount	0% - 100% (12.7%)
Repossessed assets (1)	$6	Fair value of collateral	Loss severity discount	0% - 96.3% (19.8%)
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

Fair Value of Financial Instruments

    The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	March 31, 2022
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$405	$405	$405	$—	$—
Investment securities available-for-sale	2,010	2,010	—	2,010	—
Investment securities held-to-maturity	190	186	—	186	—
Loans held-for-sale	3,475	3,475	—	3,475	—
Loans held-for-investment	13,236	13,197	—	21	13,176
Loans with government guarantees	1,256	1,256	—	1,256	—
Mortgage servicing rights	523	523	—	—	523
Federal Home Loan Bank stock	329	329	—	329	—
Bank owned life insurance	367	367	—	367	—
Repossessed assets	4	4	—	—	4
Other assets, foreclosure claims	11	11	—	11	—
Derivative financial instruments, assets	330	330	—	307	23
Liabilities
Retail deposits
Demand deposits and savings accounts	$(9,277)	$(7,972)	$—	$(7,972)	$—
Certificates of deposit	(898)	(901)	—	(901)	—
Wholesale deposits	(974)	(952)	—	(952)	—
Government deposits	(1,886)	(1,748)	—	(1,748)	—
Company controlled deposits	(4,313)	(4,264)	—	(4,264)	—
Federal Home Loan Bank advances	(1,400)	(1,395)	—	(1,395)	—
Long-term debt	(396)	(346)	—	(346)	—
Derivative financial instruments, liabilities	(94)	(94)	—	(67)	(27)

	December 31, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,051	$1,051	$1,051	$—	$—
Investment securities available-for-sale	1,804	1,804	—	1,804	—
Investment securities held-to-maturity	205	209	—	209	—
Loans held-for-sale	5,054	5,054	—	5,054	—
Loans held-for-investment	13,408	13,453	—	14	13,439
Loans with government guarantees	1,650	1,650	—	1,650	—
Mortgage servicing rights	392	392	—	—	392
Federal Home Loan Bank stock	377	377	—	377	—
Bank owned life insurance	365	365	—	365	—
Repossessed assets	6	6	—	—	6
Other assets, foreclosure claims	7	7	—	7	—
Derivative financial instruments, assets	141	141	—	87	54
Liabilities
Retail deposits
Demand deposits and savings accounts	$(9,313)	$(8,469)	$—	$(8,469)	$—
Certificates of deposit	(951)	(952)	—	(952)	—
Wholesale deposits	(1,141)	(1,137)	—	(1,137)	—
Government deposits	(2,000)	(1,904)	—	(1,904)	—
Company controlled deposits	(4,604)	(4,580)	—	(4,580)	—
Federal Home Loan Bank advances and other	(3,280)	(3,288)	—	(3,288)	—
Long-term debt	(396)	(340)	—	(340)	—
Derivative financial instruments, liabilities	(20)	(20)	—	(19)	(1)

Fair Value Option

    We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

    The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$(294)	$87
Liabilities
DOJ Liability
Other noninterest expense	$—	$35

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	March 31, 2022			December 31, 2021
	UPB	Fair Value	Fair Value Over / (Under) UPB	UPB	Fair Value	Fair Value Over / (Under) UPB
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$25	$23	$(2)	$18	$16	$(2)
Loans held-for-investment	14	11	(3)	15	13	(2)
Total nonaccrual loans	$39	$34	$(5)	$33	$29	$(4)
Other performing loans
Loans held-for-sale	$3,188	$3,131	$(57)	$4,790	$4,904	$114
Loans held-for-investment	12	10	(2)	5	3	(2)
Total other performing loans	$3,200	$3,141	$(59)	$4,795	$4,907	$112
Total loans
Loans held-for-sale	$3,213	$3,154	$(59)	$4,808	$4,920	$112
Loans held-for-investment	26	21	(5)	20	16	(4)
Total loans	$3,239	$3,175	$(64)	$4,828	$4,936	$108

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

    The following tables present financial information by business segment for the periods indicated:

	Three Months Ended March 31, 2022
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$122	$56	$3	$(16)	$165
Provision (benefit) for credit losses	22	3	—	(29)	(4)
Net interest income after benefit for credit losses	100	53	3	13	169
Net gain on loan sales	—	45	—	—	45
Loan fees and charges	—	6	21	—	27
Net return on mortgage servicing rights	—	29	—	—	29
Loan administrative (expense) income	—	(7)	43	(3)	33
Other noninterest income	18	1	—	7	26
Total noninterest income	18	74	64	4	160
Compensation and benefits	28	45	16	38	127
Commissions	1	25	—	—	26
Loan processing expense	2	9	9	1	21
General, administrative and other	18	11	21	37	87
Total noninterest expense	49	90	46	76	261
Income (loss) before indirect overhead allocations and income taxes	69	37	21	(59)	68
Indirect overhead allocation (expense) income	(10)	(15)	(6)	31	—
Provision (benefit) for income taxes	12	4	3	(4)	15
Net income (loss)	$47	$18	$12	$(24)	$53

Intersegment revenue (expense)	$22	$9	$9	$(40)	$—

Average balances
Loans held-for-sale	$18	$4,815	$—	$—	$4,833
Loans with government guarantees	—	1,404	(2)	—	1,402
Loans held-for-investment (2)	10,942	1,442	—	—	12,384
Total assets	11,326	8,695	167	3,973	24,161
Deposits	12,006	42	5,016	1,025	18,089
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

	Three Months Ended March 31, 2021
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$156	$56	$4	$(27)	$189
Benefit for credit losses	(14)	(2)	—	(12)	(28)
Net interest income after benefit for credit losses	170	58	4	(15)	217
Net gain on loan sales	—	227	—	—	227
Loan fees and charges	—	24	18	—	42
Net return on mortgage servicing rights	—	—	—	—	—
Loan administrative (expense) income	—	(10)	40	(3)	27
Other noninterest income	18	3	—	7	28
Total noninterest income	18	244	58	4	324
Compensation and benefits	31	54	16	43	144
Commissions	1	61	—	—	62
Loan processing expense	1	11	8	1	21
General, administrative and other	25	22	22	51	120
Total noninterest expense	58	148	46	95	347
Income (loss) before indirect overhead allocations and income taxes	130	154	16	(106)	194
Indirect overhead allocation (expense) income	(10)	(19)	(6)	35	—
Provision (benefit) for income taxes	25	28	2	(10)	45
Net income (loss)	$95	$107	$8	$(61)	$149

Intersegment revenue (expense)	$14	$(2)	$12	$(24)	$—

Average balances
Loans held-for-sale	$—	$7,464	$—	$—	$7,464
Loans with government guarantees	—	2,502	—	—	2,502
Loans held-for-investment (2)	12,806	2,079	—	30	14,915
Total assets	13,168	13,015	390	3,492	30,065
Deposits	11,804	15	7,157	1,067	20,043
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

Note 18 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

    We adopted the following ASU during the quarter ended March 31, 2022. This ASU did not have a material impact to our financial statements:

Standard	Description	Effective Date
ASU 2022-01	Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method	December 15, 2022

Accounting Standards Issued But Not Yet Adopted

The expected impact of applicable material accounting pronouncements recently issued or proposed but not yet required to be adopted are discussed in the table below.

Standard	Description	Effective Date
ASU 2022-02 Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	ASU 2022-02 eliminates prior accounting guidance for TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The standard also requires that an entity disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases.

	The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. An entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted in any interim period.	Adoption of this amendment is not expected to have a material impact on our results of operations or financial position, but is expected to result in additional disclosure requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures. As of March 31, 2022, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s Management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of March 31, 2022.
(b)Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

    See Legal Proceedings in Note 15 - Legal Proceedings, Contingencies and Commitments to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

The Company believes that there have been no material changes to the risk factors previously disclosed in response to Item 1A. to Part I, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended March 31, 2022.
Issuer Purchases of Equity Securities

    The Company made no purchases of its equity securities during the quarter ended March 31, 2022.

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

2.2*
Amendment No. 1 to Agreement and Plan of Merger, dated April 26, 2022, among New York Community Bancorp, Inc., 615 Corp., and Flagstar Bancorp, Inc. (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 26, 2022, and incorporated herein by reference).

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

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2022, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	May 10, 2022	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)