Form 10-Q
period 2022-06-30
FLAGSTAR BANCORP INC
filed 2022-08-09
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 5, 2022, 53,330,138 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2022

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

The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the second quarter of 2022, which should be read in conjunction with the financial statements and related notes set forth in Part I, Item 1 of this Form 10-Q and Part II, Item 8 of Flagstar Bancorp, Inc.'s 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

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

Introduction

We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide commercial and consumer banking services, and we are the 7th largest bank mortgage originator in the nation and the 5th largest subservicer of mortgage loans nationwide. At June 30, 2022, we had 5,036 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC".

Our relationship-based business model leverages our full-service bank’s capabilities and our national mortgage platform to create financial solutions for our customers. At June 30, 2022, we operated 158 full-service banking branches that offer a full set of banking products to consumer, commercial, and government customers. Our banking footprint spans Michigan, Indiana, California, Wisconsin, Ohio and contiguous states.

We originate mortgages through a network of brokers and correspondents in all 50 states and our own loan officers, which includes our direct lending team, from 79 retail locations in 28 states and 3 call centers. We are also a leading national servicer of mortgage loans and provide complementary ancillary offerings including MSR lending, servicing advance lending and MSR recapture services.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended,			Six Months Ended,
	June 30, 2022	March 31, 2022	Change	June 30, 2022	June 30, 2021	Change
	(Dollars in millions, except share data)
Net interest income	$193	$165	$28	$358	$371	$(13)
(Benefit) provision for credit losses	(9)	(4)	(5)	(13)	(72)	59
Total noninterest income	131	160	(29)	291	576	(285)
Total noninterest expense	256	261	(5)	517	636	(119)
Provision for income taxes	17	15	2	32	87	(55)
Net income	$60	$53	$7	$113	$296	$(183)
Income per share
Basic	$1.13	$0.99	$0.14	$2.12	$5.61	$(3.49)
Diluted	$1.12	$0.99	$0.13	$2.11	$5.54	$(3.43)
Weighted average shares outstanding:
Basic	53,269,631	53,219,866	49,765	53,244,886	52,719,959	524,927
Diluted	53,535,448	53,578,001	(42,553)	53,556,607	53,417,896	138,711

The following table summarizes our adjusted results of operations(1):

	Three Months Ended,				Six Months Ended,
	June 30, 2022	March 31, 2022	Change		June 30, 2022	June 30, 2021	Change
	(Dollars in millions, except share data)
Net interest income	$193	$165	$28		$358	$371	$(13)
(Benefit) provision for credit losses	(9)	(4)	(5)		(13)	(72)	59
Total noninterest income	131	160	(29)		291	576	(285)
Total noninterest expense	253	258	(5)		511	602	(91)
Provision for income taxes	17	16	1		33	95	(62)
Net income	$63	$55	$8	$—	$118	$322	$(204)
Income per share
Basic	$1.18	$1.03	$0.15		$2.21	$6.11	$(3.90)
Diluted	$1.17	$1.02	$0.15		$2.20	$6.03	$(3.83)
(1)See Use of Non-GAAP Financial Measures for further information.

The following table summarizes certain selected ratios and statistics for the periods indicated:

	Three Months Ended,		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Selected Ratios:
Interest rate spread (1)	3.47%	2.91%	3.19%	2.62%
Net interest margin	3.69%	3.11%	3.40%	2.86%
Return on average assets	1.01%	0.89%	0.94%	2.04%
Adjusted return on average assets (2)	1.05%	0.92%	0.98%	2.22%
Return on average common equity	8.74%	7.87%	8.31%	24.82%
Return on average tangible common equity (2)	9.49%	8.61%	9.05%	26.92%
Adjusted return on average tangible common equity (2)	10.09%	9.10%	9.60%	30.66%
Common equity-to-assets ratio	10.82%	11.75%	10.82%	9.23%
Common equity-to-assets ratio (average for the period)	11.54%	11.12%	11.33%	8.21%
Efficiency ratio	79.1%	80.4%	79.7%	67.2%
Adjusted efficiency ratio (2)	78.1%	79.6%	78.8%	63.6%
Selected Statistics:
Book value per common share	$50.50	$51.33	$50.50	$47.26
Tangible book value per share (2)	$47.83	$48.61	$47.83	$44.38
Number of common shares outstanding	53,329,993	53,236,067	53,329,993	52,862,264
(1)Interest rate spread is the difference between the yield earned on average interest-earning assets for the period and the rate of interest paid on average interest-bearing liabilities.
(2) See Use of Non-GAAP Financial Measures for further information.

Overview

Net income for the quarter ended June 30, 2022 was $60 million, or $1.12 per diluted share, compared to first quarter 2022 net income of $53 million, or $0.99 per diluted share. Second quarter 2022 adjusted net income was $63 million, or $1.17 per diluted share, as compared to $55 million, or $1.02 per diluted share, in the first quarter of 2022 when adjusting for the impact of merger related expenses.

Net interest income increased $28 million, or 17 percent, as compared to the first quarter 2022, driven by a 58 basis point increase in net interest margin, which was partially offset by a $0.6 billion, or 3 percent, net decrease in average earning assets. The net interest margin expansion was largely attributable to our asset sensitivity, higher rates on newly purchased investment securities and a lag on deposit pricing increases. We grew our loans held for investment by $1.0 billion, led by our commercial portfolio; however, this growth was more than offset by a $1.3 billion decrease in our mortgage loans held-for-sale driven by lower mortgage volume.

Net gain on loan sales decreased $18 million, or 40 percent, compared to the prior quarter, driven by lower gain on sale margins, which decreased 19 basis points to 39 basis points for the second quarter 2022. The reduction in margin was primarily due to a $1.1 billion, or 47 percent, decline in our retail volume. This decline was primarily in the direct-to-consumer channel as a result of lower refinance volumes caused by the rising rate environment. The net return on mortgage servicing rights decreased $7 million to $22 million for the second quarter 2022, compared to a $29 million return for the first quarter 2022.

Our benefit for credit losses for the quarter ended June 30, 2022 was $9 million, compared to a benefit of $4 million in the first quarter 2022. Our benefit for credit losses in the second quarter reflects the strong performance of our portfolio, low number of non-accrual loans and a reduction in reserves for our loans with government guarantees as a result of pay-offs and improvements in the delinquency trends of expired forbearance loans.

We serviced or subserviced 1.4 million accounts as of June 30, 2022, a 10 percent increase compared to March 31, 2022 as we continued to grow this business.

Net Interest Income

The following tables present details on our net interest margin and net interest income on a consolidated basis:

	Three Months Ended,
	June 30, 2022			March 31, 2022
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$3,571	$36	4.10%	$4,833	$40	3.31%
Loans held-for-investment
Residential first mortgage	1,789	16	3.68%	1,500	13	3.35%
Home equity	614	7	4.74%	598	6	4.05%
Other	1,302	16	4.80%	1,253	15	4.86%
Total consumer loans	3,705	39	4.25%	3,351	34	4.04%
Commercial real estate	3,366	41	4.78%	3,226	29	3.60%
Commercial and industrial	2,169	26	4.65%	1,834	16	3.52%
Warehouse lending	4,099	34	3.27%	3,973	32	3.25%
Total commercial loans	9,634	101	4.11%	9,033	77	3.43%
Total loans held-for-investment (1)	13,339	140	4.15%	12,384	111	3.59%
Loans with government guarantees	1,161	15	5.13%	1,402	15	4.40%
Investment securities	2,310	17	2.89%	2,021	11	2.19%
Interest-earning deposits	577	1	0.64%	929	—	0.16%
Total interest-earning assets	$20,958	$209	3.96%	$21,569	$177	3.30%
Other assets	2,909			2,592
Total assets	$23,867			$24,161
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,725	$1	0.10%	$1,626	$—	0.09%
Savings deposits	4,251	2	0.16%	4,253	2	0.14%
Money market deposits	926	—	0.16%	887	—	0.09%
Certificates of deposit	851	1	0.35%	929	1	0.35%
Total retail deposits	7,753	4	0.17%	7,695	3	0.15%
Government deposits	1,699	1	0.32%	1,879	1	0.17%
Wholesale deposits and other	935	2	0.98%	1,071	2	0.89%
Total interest-bearing deposits	10,387	7	0.26%	10,645	6	0.23%
Short-term FHLB advances and other	1,124	3	1.05%	658	—	0.22%
Long-term FHLB advances	982	3	1.15%	1,260	3	0.98%
Other long-term debt	396	3	3.07%	396	3	3.23%
Total interest-bearing liabilities	$12,889	$16	0.48%	$12,959	$12	0.39%
Noninterest-bearing deposits
Retail deposits and other	2,460			2,474
Custodial deposits (2)	4,641			4,970
Total noninterest bearing deposits	7,101			7,444
Other liabilities	1,123			1,071
Stockholders’ equity	2,754			2,687
Total liabilities and stockholders' equity	$23,867			$24,161
Net interest-earning assets	$8,069			$8,610
Net interest income		$193			$165
Interest rate spread (3)			3.47%			2.91%
Net interest margin (4)			3.69%			3.11%
Ratio of average interest-earning assets to interest-bearing liabilities			162.6%			166.4%
Total average deposits	$17,488			$18,089
(1)Includes nonaccrual loans. For further information on nonaccrual loans, see Note 4 - Loans Held-for-Investment.
(2)Includes noninterest-bearing custodial deposits that arise due to the servicing of loans for others.
(3)Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.
(4)Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended,
	June 30, 2022			June 30, 2021
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$4,199	$77	3.65%	$7,181	$105	2.94%
Loans held-for-investment
Residential first mortgage	1,645	29	3.53%	2,009	32	3.23%
Home equity	606	13	4.40%	784	14	3.56%
Other	1,278	30	4.83%	1,071	25	4.80%
Total consumer loans	3,529	72	4.15%	3,864	71	3.73%
Commercial real estate	3,296	70	4.21%	3,068	52	3.36%
Commercial and industrial	2,002	42	4.14%	1,467	27	3.62%
Warehouse lending	4,036	66	3.26%	5,900	118	3.98%
Total commercial loans	9,334	178	3.78%	10,435	197	3.75%
Total loans held-for-investment (1)	12,863	250	3.88%	14,299	268	3.74%
Loans with government guarantees	1,281	30	4.73%	2,422	8	0.67%
Investment securities	2,166	28	2.56%	2,166	24	2.20%
Interest-earning deposits	752	1	0.35%	150	—	0.14%
Total interest-earning assets	$21,261	$386	3.63%	$26,218	$405	3.09%
Other assets	2,752			2,814
Total assets	$24,013			$29,032
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,676	$1	0.10%	$1,768	$—	0.07%
Savings deposits	4,252	3	0.15%	4,015	3	0.14%
Money market deposits	907	1	0.12%	724	—	0.06%
Certificates of deposit	890	1	0.35%	1,209	5	0.80%
Total retail deposits	7,725	6	0.16%	7,716	8	0.22%
Government deposits	1,788	2	0.24%	1,784	2	0.21%
Wholesale deposits and other	1,002	5	0.93%	1,101	8	1.47%
Total interest-bearing deposits	10,515	13	0.25%	10,601	18	0.35%
Short-term FHLB advances and other	892	3	0.74%	2,600	2	0.17%
Long-term FHLB advances	1,120	6	1.05%	1,200	6	1.03%
Other long-term debt	396	6	3.13%	424	8	3.68%
Total interest-bearing liabilities	$12,923	$28	0.44%	$14,825	$34	0.47%
Noninterest-bearing deposits
Retail deposits and other	2,467			2,264
Custodial deposits (2)	4,805			6,688
Total noninterest bearing deposits	7,272			8,952
Other liabilities	1,098			2,871
Stockholders’ equity	2,721			2,384
Total liabilities and stockholders' equity	$24,014			$29,032
Net interest-earning assets	$8,338			$11,393
Net interest income		$358			$371
Interest rate spread (3)			3.19%			2.62%
Net interest margin (4)			3.40%			2.86%
Ratio of average interest-earning assets to interest-bearing liabilities			164.5%			176.9%
Total average deposits	$17,787			$19,554
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

	Three Months Ended,			Six Months Ended,
	June 30, 2022 versus March 31, 2022 Increase (Decrease) Due to:			June 30, 2022 versus June 30, 2021 Increase (Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$9	$(13)	$(4)	$16	$(44)	$(28)
Loans held-for-investment
Residential first mortgage	—	3	3	3	(6)	(3)
Home equity	1	—	1	2	(3)	(1)
Other	—	1	1	—	5	5
Total consumer loans	1	4	5	7	(6)	1
Commercial real estate	10	2	12	14	4	18
Commercial and industrial	6	4	10	5	10	15
Warehouse lending	1	1	2	(15)	(37)	(52)
Total commercial loans	18	6	24	2	(21)	(19)
Total loans held-for-investment	19	10	29	9	(27)	(18)
Loans with government guarantees	3	(3)	—	26	(4)	22
Investment securities	4	2	6	4	—	4
Interest-earning deposits and other	2	(1)	1	1	—	1
Total interest-earning assets	$38	$(6)	$32	$58	$(77)	$(19)
Interest-Bearing Liabilities
Interest-bearing deposits	$1	$—	$1	$(5)	$—	$(5)
Short-term FHLB advances and other borrowings	2	1	3	2	(1)	1
Long-term FHLB advances	1	(1)	—	—	—	—
Other long-term debt	—	—	—	(1)	(1)	(2)
Total interest-bearing liabilities	4	—	4	(2)	(4)	(6)
Change in net interest income	$34	$(6)	$28	$60	$(73)	$(13)

Comparison to Prior Quarter

Net interest income for the three months ended June 30, 2022 was $193 million, an increase of $28 million, or 17 percent as compared to the first quarter 2022. The results reflect a 58 basis point increase in net interest margin partially offset by a $0.6 billion, or 3 percent, net decrease in average earning assets. The $1.0 billion growth in our loans held for investment, led by our commercial portfolio, was more than offset by a $1.3 billion decrease in our mortgage loans held-for-sale, driven by lower mortgage volume.

The net interest margin increased 58 basis points to 3.69 percent for the quarter ended June 30, 2022, as compared to 3.11 percent for the quarter ended March 31, 2022. The increase in net interest margin was largely attributable to our asset sensitivity, hedging strategies, higher rates on newly purchased investment securities and a lag on deposit pricing increases.

Average total deposits were $17.5 billion in the second quarter 2022, decreasing $0.6 billion, or 3 percent, from the first quarter 2022. The decrease was primarily driven by a decrease of $0.3 billion, or 7 percent, in average custodial deposits due to a reduction in mortgage refinance activity driven by the higher rate environment.

Comparison to Prior Year    to Date

Net interest income for the six months ended June 30, 2022 was $358 million, a decrease of $13 million as compared to the six months ended June 30, 2021. The 4 percent decrease was driven by a decline in average earning assets, primarily from mortgage loans held-for-sale and warehouse loans due to a smaller mortgage origination market.

Net interest margin increased 54 basis points to 3.40 percent for the six months ended June 30, 2022, as compared to 2.86 percent for the six months ended June 30, 2021 primarily due to our asset sensitivity in a rising interest rate environment. Additionally, in the first six months of 2021, the majority of our $2.4 billion of LGG were not earning interest due to forbearance.

Average interest-bearing liabilities decreased $1.9 billion, primarily driven by a decrease of $1.7 billion in short term FHLB borrowings due to a reduction in our overall asset base due to a smaller mortgage origination market. Total interest earning deposit costs decreased 10 basis points.

Noninterest Income

The following tables provide information on our noninterest income and other mortgage metrics:

	Three Months Ended,				Six Months Ended,
	June 30, 2022	March 31, 2022	Change		June 30, 2022		June 30, 2021	Change
	(Dollars in millions)
Net gain on loan sales	$27	$45	$(18)		$72		$395	$(323)
Loan fees and charges	29	27	2		56		79	(23)
Net return (loss) on mortgage servicing rights	22	29	(7)		51		(5)	56
Loan administration income	33	33	—		66		54	12
Deposit fees and charges	9	9	—		18		17	1
Other noninterest income	11	17	(6)		28		36	(8)
Total noninterest income	$131	$160	$(29)	$—	$291	$—	$576	$(285)

	Three Months Ended,			Six Months Ended,
	June 30, 2022	March 31, 2022	Change	June 30, 2022	June 30, 2021	Change
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)(3)	$7,100	$7,700	$(600)	$14,800	$24,800	$(10,000)
Mortgage loans closed (3)	$7,700	$8,200	$(500)	$15,900	$26,600	$(10,700)
Mortgage loans sold and securitized (3)	$6,900	$9,900	$(3,000)	$16,800	$27,600	$(10,800)
Net margin on mortgage rate lock commitments (fallout-adjusted) (1)(2)	0.39%	0.58%	(0.19)%	0.49%	1.60%	(1.11)%
Net margin on loans sold and securitized	0.39%	0.45%	(0.06)%	0.43%	1.42%	(0.99)%
(1)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by estimates of the percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.
(2)Gain on sale margin is based on net gain on loan sales to fallout-adjusted mortgage rate lock commitments.
(3)Rounded to nearest hundred million.

Comparison to Prior Quarter

Noninterest income decreased $29 million for the quarter ended June 30, 2022, compared to the quarter ended March 31, 2022, primarily due to the following:

•Net gain on loan sales decreased $18 million as compared to the first quarter 2022. Gain on sale margins decreased 19 basis points, to 39 basis points for the second quarter 2022, as compared to 58 basis points for the first quarter 2022. The overall decrease and reduction in margin was primarily due to a $1.1 billion, or 47 percent, decline in our retail volume. This decline was primarily in the direct-to-consumer channel as a result of lower refinance volumes caused by the rising interest rate environment.

•Net return on mortgage servicing rights was $22 million in the second quarter of 2022, a decrease of $7 million compared to the first quarter of 2022. Both quarters' returns reflected the reduced hedge ratio on this portfolio implemented in the first quarter of 2022 to help mitigate the impact of higher mortgage rates on our mortgage origination revenue.

•Loan administration income was $33 million for the second quarter 2022, consistent with the first quarter 2022. During the second quarter, higher income from a 10 percent increase in loans serviced or subserviced for others was offset by higher LIBOR-based fees paid on custodial deposits that are subserviced.

Comparison to Prior Year    to Date

Noninterest income decreased $285 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the following:

•Net gain on loan sales decreased $323 million, primarily due to $10.0 billion lower FOALs and a 111 basis points decrease in our gain on sale margin, driven by the reduction in the mortgage origination market due to higher mortgage rates which has resulted in increased competition and lower volume with the largest decline being to our highest margin retail channel.

•Net return on mortgage servicing rights increased $56 million, primarily driven by the increase in interest rates which resulted in improved valuations and hedging results as we reduced our hedge ratio on this portfolio in the first quarter of 2022 to help mitigate the impact of higher mortgage rates on our mortgage origination revenue. We have also grown the average MSR asset by 31 percent for the six months ended June 30, 2022, as compared to the same period one year ago.

•Loan administration income increased $12 million, primarily driven by higher overall subservicing fee income due to an increase in the average number of loans being subserviced.

•Loan fees and charges decreased $23 million, primarily driven by a 40 percent decrease in mortgage loans closed. This decrease was partially offset by higher ancillary fee income from our servicing business.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	Three Months Ended,			Six Months Ended,
	June 30, 2022	March 31, 2022	Change	June 30, 2022	June 30, 2021	Change
	(Dollars in millions)
Compensation and benefits	$122	$127	$(5)	$249	$266	$(17)
Occupancy and equipment	46	45	1	91	95	(4)
Commissions	22	26	(4)	48	112	(64)
Loan processing expense	23	21	2	44	43	1
Legal and professional expense	10	11	(1)	21	20	1
Federal insurance premiums	4	4	—	8	10	(2)
Intangible asset amortization	3	2	1	5	5	—
General, administrative and other	26	25	1	51	85	(34)
Total noninterest expense	$256	$261	$(5)	$517	$636	$(119)
Efficiency ratio	79.1%	80.4%	(1.3)%	79.7%	67.2%	12.5%
Number of FTE employees	5,036	5,341	(305)	5,036	5,503	(467)

Comparison to Prior Quarter

Noninterest expense decreased to $256 million for the quarter ended June 30, 2022, compared to $261 million for the quarter ended March 31, 2022. Excluding $3 million of merger costs in each of the first two quarters of 2022, noninterest expense decreased $5 million, or 2 percent. The decrease in noninterest expense is primarily due to the following:

•Compensation and benefits decreased $5 million from the prior quarter, primarily driven by lower compensation and benefits, primarily driven by a reduction in FTE and lower benefit and payroll tax.

•Commissions decreased $4 million, primarily due to a reduction in retail mortgage closings.

Comparison to Prior Year    to Date

Noninterest expense decreased $119 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the following:

•Mortgage commissions decreased $64 million, primarily driven by a 40 percent reduction in mortgage loan closings.

•Compensation and benefits decreased $17 million, primarily due to a decrease in incentive compensation and lower average FTE.

• Occupancy and equipment decreased $4 million due to lower merger related expenses.

•General, administrative and other noninterest expense decreased $34 million, primarily driven by the $35 million DOJ final settlement expense recognized during the six months ended June 30, 2021. The six months ended June 30, 2022 includes $6 million of merger expenses and the six months ended June 30, 2021 includes $9 million of merger expenses.

Provision for Income Taxes

The second quarter provision for income taxes totaled $17 million, as compared to a provision for income taxes of $15 million for the first quarter 2022, with an effective tax rate of 22 percent, in-line with the effective tax rate for the first quarter 2022.

Provision for Credit Losses

Comparison to Prior Quarter

The benefit for credit losses was $9 million for the three months ended June 30, 2022, as compared to a $4 million benefit for credit losses for the three months ended March 31, 2022. Our benefit for credit losses in the second quarter is reflective of the strong performance of our portfolio, low number of non-accrual loans and a meaningful improvement in forbearance-related delinquencies. During the second quarter 2022, we had $1 million of net charge-offs.

Comparison to Prior Year to Date

The benefit for credit losses was $13 million for the six months ended June 30, 2022, as compared to a benefit of $72 million for the six months ended June 30, 2021. The decrease is reflective of improved economic forecasts and credit conditions in 2021 as the economy continued to recover from the conditions caused by the pandemic, as compared to the more stable economic forecasts in 2022.

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

As a result of Management's evaluation of our segments, effective January 1, 2022, certain administrative departments have been realigned between the Community Banking and the Other segment. The income and expenses relating to these changes are reflected in our financial statements and all prior period segment financial information has been recast to conform to the current presentation.

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

	Three Months Ended,			Six Months Ended
Community Banking	June 30, 2022	March 31, 2022	Change	June 30, 2022	June 30, 2021	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$136	$122	$14	$258	$305	$(47)
(Benefit) provision for credit losses	13	22	(9)	35	(13)	48
Net interest income after (benefit) provision for credit losses	123	100	23	223	318	(95)
Loan fees and charges	—	—	—	—	1	(1)
Loan administration income	(1)	—	(1)	(1)	—	(1)
Other noninterest income	19	18	1	37	34	3
Total noninterest income	18	18	—	36	35	1
Compensation and benefits	28	28	—	56	51	5
Commissions	—	1	(1)	1	1	—
Loan processing expense	1	2	(1)	3	3	—
General, administrative and other	34	18	16	52	33	19
Total noninterest expense	63	49	14	112	88	24
Income before indirect overhead allocations and income taxes	78	69	9	147	265	(118)
Indirect overhead allocation	(12)	(10)	(2)	(22)	(19)	(3)
Provision for income taxes	11	12	(1)	23	52	(29)
Net income	$55	$47	$8	$102	$194	$(92)

Key Metrics
Number of FTE employees	1,215	1,173	42	1,215	1,155	60
Number of bank branches	158	158	—	158	158	—

Comparison to Prior Quarter

The Community Banking segment reported net income of $55 million for the quarter ended June 30, 2022, compared to net income of $47 million for the quarter ended March 31, 2022. The $8 million decrease was driven by the following:

•Net interest income increased $14 million primarily due to rising interest rates and the impact on our asset sensitive variable rate loan portfolio.

•General, administrative and other noninterest expense increased $16 million due to higher intersegment expense.

•The provision for credit losses was $13 million in the second quarter 2022, compared to a $22 million provision in the prior quarter. The decrease was primarily driven by the $20 million charge-off associated with one commercial credit in the first quarter, which was greater than the impact of the second quarter volume driven increases.

Comparison to Prior Year to Date

The Community Banking segment reported net income of $102 million for the six months ended June 30, 2022, compared to $194 million for the six months ended June 30, 2021. The decrease was driven by the following:

•Net interest income decreased $47 million primarily due to a $1.9 billion decline in our warehouse portfolio as a result of the reduction in the mortgage origination market and higher intercompany funding rate charges on our assets.

•The provision for credit losses of $35 million for the six months ended June 30, 2022 was primarily driven by a charge-off relating to one commercial borrower and the impact of non-warehouse HFI loan growth. The $13 million benefit for credit losses for the six months ended June 30, 2021 was primarily due to a $16 million recovery on a previously charged-off loan.

•General, administrative and other noninterest expense increased $19 million due to higher intersegment expense allocations from the Other segment. This is primarily due to the larger decrease in ACL during the first half of 2021, resulting in a provision benefit, which caused a benefit to the Other segment.

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

	Three Months Ended,			Six Months Ended,
Mortgage Originations	June 30, 2022	March 31, 2022	Change	June 30, 2022	June 30, 2021	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$46	$56	$(10)	$102	$114	$(12)
Provision (benefit) for credit losses	(6)	3	(9)	(3)	(4)	1
Net interest income after provision (benefit) for credit losses	52	53	(1)	105	118	(13)
Net gain on loan sales	27	45	(18)	72	395	(323)
Loan fees and charges	7	6	1	13	41	(28)
Loan administration expense	(7)	(7)	—	(14)	(20)	6
Net return on mortgage servicing rights	22	29	(7)	51	(5)	56
Other noninterest income	(5)	1	(6)	(4)	5	(9)
Total noninterest income	44	74	(30)	118	416	(298)
Compensation and benefits	37	45	(8)	82	103	(21)
Commissions	22	25	(3)	47	111	(64)
Loan processing expense	9	9	—	18	23	(5)
General, administrative and other	4	11	(7)	15	42	(27)
Total noninterest expense	72	90	(18)	162	279	(117)
Income before indirect overhead allocations and income taxes	24	37	(13)	61	255	(194)
Indirect overhead allocation	(16)	(15)	(1)	(31)	(35)	4
Provision for income taxes	—	4	(4)	4	46	(42)
Net income	$8	$18	$(10)	$26	$174	$(148)

Key Metrics
Mortgage rate lock commitments (fallout-adjusted) (1)(2)	$7,100	$7,700	$(600)	$14,800	$24,800	$(10,000)
Noninterest expense to closing volume	0.94%	1.11%	(0.17)%	1.03%	1.02%	0.01%
Number of FTE employees	1,697	2,044	(347)	1,697	2,134	(437)
(1)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.
(2)Rounded to nearest hundred million.

Comparison to Prior Quarter

The Mortgage Originations segment reported net income of $8 million for the quarter ended June 30, 2022 as compared to $18 million for the quarter ended March 31, 2022. The $10 million decrease was driven by the following:

•Net gain on loan sales decreased $18 million as compared to the first quarter 2022. Gain on sale margins decreased by 19 basis points to 39 basis points for the second quarter 2022, as compared to 58 basis points for the first quarter 2022. The overall decrease and reduction in margin was primarily due to a $1.1 billion, or 47 percent, decline in our retail volume. This decline was primarily in the direct-to-consumer channel as a result of lower refinance volumes caused by the rising rate environment.

•Net interest income decreased $10 million primarily due to a $1.3 billion, or 26 percent, decline in the LHFS portfolio driven by the reduction in the mortgage origination market and higher intercompany funding rate charges on our assets.

•Net return on mortgage servicing rights decreased $7 million, to $22 million for the second quarter 2022, compared to a $29 million net return for the first quarter 2022.

•General, administrative and other noninterest expense decreased $7 million due to lower intersegment expense.

•Compensation and benefits declined $8 million driven by continued staffing reductions related to the decrease in the mortgage origination market. Commissions also decreased $3 million due to a reduction in retail mortgage closings.

Comparison to Prior Year to Date

The Mortgage Originations segment reported net income of $26 million for the six months ended June 30, 2022 and $174 million for the six months ended June 30, 2021. The decrease was driven by the following:

•Net gain on loan sales decreased $323 million primarily due to $10.0 billion lower FOALs and a 111 basis points decrease in our gain on sale margin driven by the challenging mortgage market, competitive factors relative to the prior year and a significant reduction in retail channel volumes, which also resulted in a $28 million decline in loan fees and charges.

•The decline in volume was partially offset by our management of variable costs that included a decline in commissions of $64 million due to the decrease in the mortgage volume and a decline in compensation and benefits of $21 million driven by staffing reductions.

•Net return on mortgage servicing rights, including the impact of economic hedges, increased $56 million primarily driven by the hedge ratio on this portfolio and the increase in interest rates during the first half of 2022.

•General, administrative and other noninterest expense decreased $27 million primarily due to lower intersegment expense allocations from the Other segment given the lower asset base and income of the business. Additionally, the allocated benefits from the ACL reductions were larger in the first half of 2021 as compared to the first half of 2022.

Mortgage Servicing

The Mortgage Servicing segment services loans when we hold the MSR asset, and subservices mortgage loans for others through a scalable servicing platform on a fee for service basis. The loans we service generate custodial deposits which provide a stable funding source supporting interest-earning asset generation in the Community Banking and Mortgage Originations segments. We earn income from other segments for the use of noninterest-bearing escrows. Revenue for serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the delinquency or payment status of the underlying loans. Along with these contractual fees, we may also collect ancillary fees related to these loans. The Mortgage Servicing segment also services residential mortgages for our LHFI portfolio in the Community Banking segment and our own MSR portfolio in the Mortgage Originations segment for which it earns intersegment revenue on a fee per loan basis. Our continued growth in our subservicing business and the strength of our platform has made us the 5th largest subservicer in the nation.

	Three Months Ended,			Six Months Ended,
Mortgage Servicing	June 30, 2022	March 31, 2022	Change	June 30, 2022	June 30, 2021	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$4	$3	$1	$7	$7	$—
Loan fees and charges	22	21	1	43	37	6
Loan administration income	44	43	1	87	80	7
Total noninterest income	66	64	2	130	117	13
Compensation and benefits	18	16	2	34	32	2
Loan processing expense	12	9	3	21	15	6
General, administrative and other	23	21	2	44	44	—
Total noninterest expense	53	46	7	99	91	8
Income before indirect overhead allocations and income taxes	17	21	(4)	38	33	5
Indirect overhead allocation	(7)	(6)	(1)	(13)	(10)	(3)
Provision for income taxes	2	3	(1)	5	5	—
Net income	$8	$12	$(4)	$20	$18	$2

Key Metrics
Average number of residential loans serviced (1)	1,319,000	1,245,000	74,000	1,319,000	1,165,000	154,000
Number of FTE employees	748	736	12	748	730	18
(1)Rounded to nearest thousand.

The following table presents loans serviced and the number of accounts associated with those loans:

	June 30, 2022		March 31, 2022		December 31, 2021		September 30, 2021		June 30, 2021
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Loan Servicing
Subserviced for others (2)	$293,808	1,160,087	$253,013	1,041,251	$246,858	1,032,923	$230,045	1,007,557	$211,775	975,467
Serviced for others (3)	41,557	160,387	40,065	154,404	35,074	137,243	31,354	124,665	34,263	139,029
Serviced for own loan portfolio (4)	7,959	62,217	7,215	60,167	8,793	63,426	10,410	70,738	9,685	67,988
Total loans serviced	$343,324	1,382,691	$300,293	1,255,822	$290,725	1,233,592	$271,809	1,202,960	$255,723	1,182,484
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

Comparison to Prior Quarter

The Mortgage Servicing segment reported net income of $8 million for the quarter ended June 30, 2022, compared to net income of $12 million for the quarter ended March 31, 2022. The $4 million decline in net income was the result of higher expenses driven by higher boarding fees on new loans serviced and higher FTE to support growth and the remaining population of loans in forbearance.

Comparison to Prior Year to Date

The Mortgage Servicing segment reported net income of $20 million for the six months ended June 30, 2022, compared to net income of $18 million for the six months ended June 30, 2021. The $2 million increase in net income was driven by an increase in the total number of loans serviced partially offset by higher expenses related to this growth.

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

	Three Months Ended,			Six Months Ended,
Other	June 30, 2022	March 31, 2022	Change	June 30, 2022	June 30, 2021	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$7	$(16)	$23	$(9)	$(55)	$46
(Benefit) provision for credit losses	(16)	(29)	13	(45)	(55)	10
Net interest income after (benefit) provision for credit losses	23	13	10	36	—	36
Net gain on loan sales	—	—	—	—	—	—
Loan fees and charges	—	—	—	—	—	—
Loan administration expense	(3)	(3)	—	(6)	(6)	—
Other noninterest income	6	7	(1)	13	14	(1)
Total noninterest income	3	4	(1)	7	8	(1)
Compensation and benefits	39	38	1	77	80	(3)
Commissions	—	—	—	—	—	—
Loan processing expense	1	1	—	2	2	—
General, administrative and other	28	37	(9)	65	96	(31)
Total noninterest expense	68	76	(8)	144	178	(34)
Income before indirect overhead allocations and income taxes	(42)	(59)	17	(101)	(170)	69
Indirect overhead allocation	35	31	4	66	64	2
Provision for income taxes	4	(4)	8	—	(16)	16
Net gain (loss)	$(11)	$(24)	$13	$(35)	$(90)	$55

Key Metrics
Number of FTE employees	1,375	1,388	(13)	1,375	1,484	(109)

Comparison to Prior Quarter

The Other segment reported a net gain of $11 million for the quarter ended June 30, 2022, compared to a net loss of $24 million for the quarter ended March 31, 2022. The $13 million improvement was primarily driven by a $23 million increase in net interest income as a result of the net impact of rising rates on our overall net asset position and the hedging actions we took beginning in the first quarter of 2022.

Comparison to Prior Year to Date

The Other segment reported a net loss of $35 million for the six months ended June 30, 2022, compared to a net loss of $90 million for the six months ended June 30, 2021. The $55 million improvement was primarily driven by a $46 million increase in net interest income as a result of the net impact of rising rates on our overall net asset position and the hedging actions we took beginning in the first quarter of 2022. Additionally, in the first six months of 2021, we recorded a $35 million final settlement expense for the DOJ Liability which did not reoccur.

Risk Management

Certain risks are inherent in our business and include, but are not limited to, credit, interest rate, liquidity, price, strategic, reputation, compliance, and operational risks. We continuously invest in our risk management activities which are focused on ensuring we properly identify, measure and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. We hold capital to protect us from unexpected loss arising from these risks.

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

We maintain credit limits in compliance with regulatory requirements. Under HOLA, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 plus Tier 2 capital and any portion of the ACL not included in Tier 2 capital. This limit was $473 million as of June 30, 2022. We maintain a more conservative maximum internal Bank credit limit than required by HOLA, generally not exceeding $100 million to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships, which have a higher internal Bank limit of $200 million. All warehouse advances are fully collateralized by residential mortgage loans and this asset class has had very low levels of historical loss. We have a tracking and reporting process to monitor lending concentration levels, and all new commercial credit exposures to a single or related borrower that exceed $50 million and all new warehouse credit exposures to a single or related borrower that exceed $75 million must be approved by the Board of Directors. Exceptions to these levels are made to strong borrowers on a case by case basis, with the approval of the Board of Directors.

Our commercial loan portfolio has been built on our relationship-based lending strategy. We provide financing and banking products to our commercial customers in our core banking footprint and we will follow those established customer relationships to meet their financing needs in areas outside of our footprint. We have also formed relationship lending on a national scale through our home builder finance and warehouse lending businesses. At June 30, 2022, we had $10.5 billion UPB in our commercial loan portfolio, including our warehouse lending and home builder finance businesses, which accounted for 56 percent of the total. Of the remaining commercial loans in our portfolio, the majority of CRE and C&I loans were with customers who have established relationships within our core banking footprint.

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

Our commercial loan portfolio also includes loans that are considered to be SNCs. A SNC is defined as any loan or loan commitment totaling at least $100 million that is shared by three or more unaffiliated supervised institutions. On an annual basis, a joint regulatory task force performs a risk assessment of all SNCs. When completed, these risk ratings are shared and our risk rating must be no better than the risk rating listed in the SNC assessment. Exposure and credit quality for SNCs are carefully monitored and reported internally.

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

Loans Held-for-Investment

The following table summarizes the amortized cost of our LHFI by category:

	June 30, 2022	% of Total	December 31, 2021	% of Total	Change
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,205	15.0%	$1,536	11.5%	$669
Home equity (1)	645	4.4%	613	4.5%	32
Other	1,331	9.1%	1,236	9.2%	95
Total consumer loans	4,181	28.5%	3,385	25.2%	796
Commercial loans
Commercial real estate	3,387	23.1%	3,223	24.0%	164
Commercial and industrial	2,653	18.1%	1,826	13.6%	827
Warehouse lending	4,434	30.3%	4,974	37.1%	(540)
Total commercial loans	10,474	71.5%	10,023	74.8%	451
Total loans held-for-investment	$14,655	100.0%	$13,408	100.0%	$1,247
(1)Includes second mortgages, HELOCs, and HELOANs.

Our commercial loan portfolio grew $451 million, or 4 percent, from December 31, 2021 to June 30, 2022, as growth of $991 million in our CRE and C&I portfolios was partially offset by lower warehouse lending as a result of the weaker mortgage origination market. Our commercial loan growth was led by MSR loans which are included in our C&I portfolio. We also grew our consumer portfolio $796 million led by growth in strong credit quality residential first mortgages.

Residential first mortgage loans. We originate or purchase various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of June 30, 2022, loans in this portfolio had an average current FICO score of 733 and a weighted average current LTV of 69 percent. At June 30, 2022, the residential first mortgage loan portfolio includes home equity loans in a first lien position totaling $73 million.

The following table presents amortized cost of our total residential first mortgage LHFI by major category:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and current FICO scores (2):
Equal to or greater than 660	$1,508	$988
Less than 660	32	50
80% and greater and current FICO scores (2):
Equal to or greater than 660	552	385
Less than 660	113	113
Total	$2,205	$1,536
Geographic region
California	$759	$441
Michigan	453	400
Florida	120	68
Texas	123	83
Washington	126	59
New York	66	38
Indiana	31	34
Colorado	50	30
Illinois	40	31
New Jersey	26	24
Other	411	328
Total	$2,205	$1,536
(1)LTVs reflect loan balance at the date reported, as a percentage of appraised property value at loan closing.
(2)FICO scores are updated at least on a quarterly basis or more frequently, if available.

The following table presents the amortized cost of our total residential first mortgage LHFI as of June 30, 2022, by year of closing:

	2022	2021	2020	2019	2018 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans	$908	$339	$179	$244	$535	$2,205
Percent of total	41.2%	15.4%	8.1%	11.1%	24.2%	100.0%

Home equity. Our home equity portfolio includes second mortgage loans in the form of HELOANs and HELOCs. These loans are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 700. HELOANs are fixed rate loans and are available with terms up to 20 years. HELOCs are variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. As of June 30, 2022, loans in this portfolio had an average current FICO score of 753.

Other consumer loans. Our other consumer loan portfolio consists of secured and unsecured loans originated through our indirect lending business, third party closings and our Community Banking segment.

The following table presents amortized cost of our other consumer loan portfolio by purchase type:

	June 30, 2022		December 31, 2021
	Balance	% of Portfolio	Balance	% of Portfolio
	(Dollars in millions)
Indirect lending	$972	73%	$926	75%
Point of sale	300	23%	272	22%
Other	59	4%	38	3%
Total other consumer loans	$1,331	100%	$1,236	100%

Other consumer loans increased $95 million to $1.3 billion as of June 30, 2022, compared to $1.2 billion at December 31, 2021, driven by growth in our non-auto indirect lending and point of sale portfolios. Within the indirect lending portfolio, 69 percent is secured by boats and 31 percent is secured by recreational vehicles. As of June 30, 2022, loans in our indirect portfolio had an average current FICO score of 749. Point of sale loans consist of unsecured consumer installment loans originated for home improvement purposes through a third-party financial technology company who also provides us a level of credit loss protection.

Commercial real estate loans. The CRE portfolio contains loans collateralized by diversified property types which are primarily income producing in the normal course of business. The majority of our retail exposure is to neighborhood centers and single tenant locations, which include pharmacies and hardware stores. Generally, the maximum underwritten LTV is 80 percent, or 90 percent for owner-occupied real estate, and the minimum underwritten debt service coverage is 1.20. Our CRE loans primarily earn interest at a variable rate.

Our national home builder finance program within our commercial portfolio contained $3.4 billion in commitments with $1.5 billion in outstanding loans as of June 30, 2022. Of these outstanding loans $993 million are collateralized and included in our CRE portfolio while our C&I portfolio includes $480 million unsecured loans.

As of June 30, 2022, our CRE portfolio included $160 million of SNCs compared to $186 million of SNCs as of December 31, 2021. As of June 30, 2022, the SNC portfolio had eight borrowers with an average amortized cost of $20 million and an average commitment of $25 million. There were no nonperforming SNCs as of June 30, 2022 and there were no SNC loans that were rated as substandard or special mention as of June 30, 2022. There were no leveraged loans outstanding in the CRE portfolio as of June 30, 2022 or December 31, 2021.

The following table presents the amortized cost of our total CRE LHFI by collateral location and collateral type:

	MI	TX	CA	CO	OH	Other	Total	% by collateral type
	(Dollars in millions)
June 30, 2022
Home builder	$29	$194	$132	$189	$—	$449	$993	29.3%
Multi family	194	41	72	33	44	73	457	13.5%
Owner occupied	284	3	19	—	13	52	371	11.0%
Hotel	155	—	26	—	30	181	392	11.6%
Retail (1)	207	—	2	3	55	25	292	8.6%
Senior living facility	125	24	—	—	70	59	278	8.2%
Office	178	—	20	—	4	49	251	7.4%
Industrial	55	—	8	—	—	28	91	2.7%
Parking garage/lot	46	—	—	—	—	20	66	1.9%
Shopping Mall	—	—	17	—	—	—	17	0.5%
All other (2)	25	48	7	5	—	94	179	5.3%
Total	$1,298	$310	$303	$230	$216	$1,030	$3,387	100.0%
Percent by state	38.3%	9.2%	8.9%	6.8%	6.4%	30.4%	100.0%
(1)Includes multipurpose retail space, neighborhood centers, shopping centers and single-use retail space.
(2)All other primarily includes: mini-storage facilities, data centers, movie theaters, etc.

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

As of June 30, 2022, our C&I portfolio included $1.5 billion of SNCs. The finance and insurance sector and the services sector comprised the majority of the portfolio's NBV with 45 and 31 percent of the balance, respectively. The SNC portfolio had fifty-three borrowers with an average net book value of $28 million and an average commitment of $43 million. There were no NPLs, no loans were rated as special mention, and one borrower with loans totaling $23 million of amortized cost were rated as substandard as of June 30, 2022.

As of June 30, 2022, our C&I portfolio included $339 million of leveraged lending, of which $220 million were SNCs, which were also included in the SNC portfolio discussed in the prior paragraph. The manufacturing sector comprised 44 percent of the leveraged lending portfolio, and the financial and insurance sector comprised 20 percent. There were no NPLs as of June 30, 2022, and three loans totaling $25 million were rated substandard and one loan totaling $9 million was rated as special mention.

Included in the financial and insurance sector within our C&I portfolio are $687 million in loans outstanding to 12 borrowers that are collateralized by MSR assets with an average net book value of $57 million and an average commitment of $85 million. The ratio of the loan outstanding to the fair market value of the collateral ranges from 14 percent to 70 percent.

The following table presents the amortized cost of our total C&I LHFI by borrower's geographic location and industry type as defined by the North American Industry Classification System:

	MI	FL	NY	SC	TX	CA	NJ	OH	WI	IN	Other	Total	% by industry
	(Dollars in millions)
June 30, 2022
Financial & Insurance	$96	$163	$305	$184	$143	$21	$87	$41	$34	$—	$153	$1,227	46.2%
Services	121	20	1	31	14	10	11	1	—	3	109	321	12.1%
Manufacturing	248	—	—	—	—	—	—	—	6	—	30	284	10.7%
Home Builder Finance	—	168	—	45	69	143	—	—	—	—	56	481	18.1%
Rental & Leasing	117	33	29	—	—	—	—	—	—	9	36	224	8.4%
Distribution	36	—	—	—	—	14	—	1	—	1	3	55	2.2%
Healthcare	3	—	—	—	—	1	—	18	—	—	11	33	1.3%
Government & Education	2	—	—	—	—	—	—	—	—	—	12	14	0.5%
Commodities	—	—	—	—	—	5	—	—	—	1	8	14	0.5%
Total	$623	$384	$335	$260	$226	$194	$98	$61	$40	$14	$418	$2,653	100.0%
Percent by state	23.5%	14.5%	12.6%	9.8%	8.5%	7.3%	3.7%	2.3%	1.5%	0.5%	15.8%	100.0%

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

Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. The aggregate committed amount of warehouse lines of credit granted to other mortgage lenders at June 30, 2022 was $12.0 billion, of which $4.4 billion was outstanding, compared to $12.0 billion at December 31, 2021, of which $5.0 billion was outstanding. Of the total warehouse loans outstanding as of June 30, 2022, 52 percent were collateralized by agency and conventional loans, 20 percent were collateralized by government loans, 17 percent were collateralized by non-qualified mortgage loans and 11 percent were collateralized by jumbo loans.

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

Nonperforming assets

The following table sets forth our nonperforming assets:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
LHFI
Residential first mortgage (1)	$70	$38
Home equity	7	7
Other consumer	2	4
Commercial and industrial	—	32
Total nonperforming LHFI	79	81
TDRs
Residential first mortgage	18	11
Home equity	2	2
Total nonperforming TDRs	20	13
Total nonperforming LHFI and TDRs	99	94
Real estate and other nonperforming assets, net	5	6
LHFS	20	17
Total nonperforming assets	$124	$117
Nonperforming assets to total assets (2)	0.42%	0.39%
Nonperforming LHFI and TDRs to LHFI	0.68%	0.70%
Nonperforming assets to LHFI and repossessed assets (2)	0.71%	0.74%
(1)Includes $35 million of first residential mortgage loans that are current in accordance with their forbearance exit plan and have not yet returned to accrual status as of June 30, 2022.
(2)Ratio excludes LHFS, which are recorded at fair value.

The following table sets forth activity related to our total nonperforming LHFI and TDRs:

	Three Months Ended,		Six Months Ended,
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
	(Dollars in millions)		(Dollars in millions)
Beginning balance	$107	$93	$93	$56
Additions	16	54	70	33
Reductions	—	—	—	—
Principal payments	(8)	(10)	(18)	(10)
Charge-offs	(1)	(25)	(26)	(2)
Return to performing status	(15)	(5)	(20)	(2)
Transfers to REO	—	—	—	—
Total nonperforming LHFI and TDRs (1)	$99	$107	$99	$75
(1)Includes less than 90 days past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

Delinquencies

The following table sets forth loans 30-89 days past due in our LHFI portfolio:

	June 30, 2022		December 31, 2021
	Amount	% of LHFI	Amount	% of LHFI
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$12	0.08%	$48	0.36%
Home equity	3	0.02%	9	0.07%
Other consumer	7	0.05%	5	0.04%
Total consumer loans	22	0.15%	62	0.46%
CRE	—	—%	—	—%
C&I	—	—%	—	—%
Total commercial loans	—	—%	—	—%
Total performing loans past due 30-89 days	$22	0.15%	$62	0.46%

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

The table below summarizes borrowers in our consumer loan portfolios that are in active forbearance or were granted a payment deferral:

	As of June 30, 2022			As of December 31, 2021
	Number of Borrowers	UPB	Percent of Portfolio	Number of Borrowers	UPB	Percent of Portfolio
	(Dollars in millions, actual number of borrowers)
Loans Held-For-Investment
Consumer loans
Residential first mortgage	138	$25	1.1%	212	$35	2.3%
Home equity	26	3	0.5%	48	5	0.8%
Other consumer	62	2	0.2%	96	4	0.3%
Total consumer loan deferrals/forbearance	226	$30	0.7%	356	$44	1.3%

Loans Held-For-Sale
Residential first mortgage	14	$5	0.2%	47	$13	0.3%

There were no performing commercial borrowers in payment deferral as of June 30, 2022 or December 31, 2021.

The table below summarizes the percent of our residential loan servicing portfolio in forbearance as of June 30, 2022:

	Total Population		Loans in Forbearance
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Percent of UPB	Percent of Accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$293,808	1,160,087	$1,940	8,457	0.7%	0.7%
Serviced for others (3)	41,556	160,385	291	1,119	0.7%	0.7%
Serviced for own loan portfolio (4)	7,960	62,219	113	619	1.4%	1.0%
Total loans serviced	$343,324	1,382,691	$2,344	10,195	0.7%	0.7%
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

The following table sets forth a summary of TDRs by performing status:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Performing TDRs
Consumer Loans
Residential first mortgage	$16	$14
Home equity	6	8
Total consumer loans	22	22
Commercial Loans
Commercial and industrial	—	2
Total commercial loans	—	2
Total performing TDRs	22	24
Nonperforming TDRs
Nonperforming TDRs	6	8
Nonperforming TDRs, performing for less than six months	14	5
Total nonperforming TDRs	20	13
Total TDRs	$42	$37

At June 30, 2022 our total TDR loans increased $5 million to $42 million compared to $37 million at December 31, 2021 primarily driven by new additions out-pacing principal payments and payoffs. Of our total TDR loans, 52 percent and 65 percent were in performing status at June 30, 2022 and December 31, 2021, respectively. For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Credit Losses

The ACL represents Management's estimate of lifetime losses in our LHFI portfolio which have not yet been realized. For further information see Note 1 - Basis of Presentation and Note 4 - Loans Held-for-Investment.

The following tables present the changes in the ACL balance for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022
	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (2)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Beginning allowance balance	$43	$16	$34	$22	$13	$3	$131	$14	$145
Provision (benefit) for credit losses:
Loan volume	4	1	2	1	4	—	12	(1)	11
Economic forecast (3)	2	1	(4)	—	(1)	—	(2)	—	(2)
Credit (4)	(16)	3	(1)	(1)	(5)	1	(19)	—	(19)
Qualitative factor adjustments	—	—	—	—	—	—	—	—	—
Charge-offs	—	—	(3)	—	—	—	(3)	—	(3)
Recoveries	—	—	2	—	—	—	2	—	2
Provision for net charge-offs	—	—	1	—	—	—	1	—	1
Ending allowance balance	$33	$21	$31	$22	$11	$4	$122	$13	$135
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

	Six Months Ended June 30, 2022
	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (2)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Beginning allowance balance	$40	$14	$36	$28	$32	$4	$154	$16	$170
Provision (benefit) for credit losses:
Loan volume	4	1	3	1	7	—	16	(3)	13
Economic forecast (3)	3	3	(4)	1	(3)	—	—	—	—
Credit (4)	(14)	3	(4)	(7)	(3)	—	(25)	—	(25)
Qualitative factor adjustments	—	—	—	(1)	(4)	—	(5)	—	(5)
Charge-offs	(1)	—	(5)	—	(20)	—	(26)	—	(26)
Recoveries	—	1	3	—	—	—	4	—	4
Provision for net charge-offs	$1	$(1)	$2	$—	$2	$—	4	$—	4
Ending allowance balance	$33	$21	$31	$22	$11	$4	$122	$13	$135
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

The ACL was $135 million at June 30, 2022, compared to $145 million at March 31, 2022. The decrease in the allowance is primarily due to positive delinquency trends related to loans with government guarantees exiting forbearance programs. We utilized the Moody’s May scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. Within our composite forecast, unemployment ends 2022 at 4 percent, increasing to 4.5 percent in 2023, and will slightly recover in 2024, ending the year at 4 percent. GDP continues to recover throughout 2022 and returns to pre-COVID levels in 2023. HPI decreases by 2 percent from the second quarter of 2022 through the fourth quarter of 2022 before increasing 1 percent by the fourth quarter of 2023.

The ACL as a percentage of LHFI was 0.9 percent as of June 30, 2022 compared to 1.3 percent as of December 31, 2021. Excluding warehouse loans, the allowance as a percentage of LHFI was 1.3 percent at June 30, 2022 compared to 2.0 percent at December 31, 2021. The decrease in the allowance as a percentage of LHFI is reflective of the strong credit performance of our portfolio with no nonperforming commercial loans as of June 30, 2022. At June 30, 2022, we had a 2.1 percent and 0.5 percent allowance coverage on our consumer loan portfolio and our commercial loan portfolio, respectively.

The following tables set forth certain information regarding the allocation of our allowance to each loan category, including the allowance amount as a percentage of amortized cost and average loan life:

	June 30, 2022
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of Loan Portfolio	Weighted Average Loan Life (in years)
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,184	14.9%	$33	1.5%	5
Home equity	643	4.4%	21	3.3%	3
Other consumer	1,331	9.1%	32	2.4%	3
Total consumer loans	4,158	28.4%	86	2.1%
Commercial loans
Commercial real estate	$3,387	23.2%	$28	0.8%	2
Commercial and industrial	2,653	18.1%	16	0.6%	2
Warehouse lending	4,434	30.3%	5	0.1%	—
Total commercial loans	10,474	71.6%	49	1.5%
Total consumer and commercial loans	$14,632	100.0%	$135	3.6%
Total consumer and commercial loans excluding warehouse	$10,198	69.7%	$130	3.5%
(1) Excludes loans carried under the fair value option.
(2) Includes ALLL and reserve for unfunded commitments.

	December 31, 2021
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of Loan Portfolio	Weighted Average Loan Life (in years)
	(Dollars in millions)
Consumer loans
Residential first mortgage	$1,521	11.4%	$40	2.6%	5
Home equity	611	4.6%	14	2.3%	3
Other consumer	1,236	9.2%	37	3.0%	3
Total consumer loans	3,368	25.2%	91	2.7%
Commercial loans
Commercial real estate	$3,223	24.1%	$38	1.2%	1
Commercial and industrial	1,826	13.6%	36	2.0%	2
Warehouse lending	4,974	37.1%	5	0.1%	—
Total commercial loans	10,023	74.8%	79	0.8%
Total consumer and commercial loans	$13,391	100.0%	$170	1.3%
Total consumer and commercial loans excluding warehouse	$8,417	62.9%	$165	2.0%
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

June 30, 2022
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$929	$36	4.1%
Constant	893	—	—%
(100)	853	(40)	(4.5)%
December 31, 2021
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$882	$122	16.1%
Constant	760	—	—%
(100)	695	(65)	(8.5)%

In the net interest income simulations, our balance sheet exhibits asset sensitivity. When interest rates rise, our net interest income increases. Conversely, when interest rates fall, our net interest income decreases. The reduction in our interest income sensitivity as of June 30, 2022 compared to December 31, 2021 is primarily driven by changes in our hedging activities as described in Note 8 - Derivative Financial Instruments. The decline in the sensitivity of net interest income to changes in rates since December 31, 2021 resulted from actions taken late in the first quarter 2022 and early in the second quarter 2022 to both terminate certain interest rate swaps under which we received a variable rate and paid a fixed rate and to establish new hedging relationships through the use of interest rate swaps under which we received a fixed rate and paid a variable rate. The new hedger was largely designated as hedging our variable rate assets in our CRE and C&I portfolios.

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

June 30, 2022					December 31, 2021
Scenario	EVE	EVE %	$ Change	% Change	Scenario	EVE	EVE %	$ Change	% Change	Policy Limits for % Change
(Dollars in millions)
300	$4,635	19.1%	$511	12.4%	300	$4,579	18.2%	$1,042	29.5%	(22.5)%
200	4,480	18.5%	356	8.6%	200	4,232	16.8%	695	19.6%	(15.0)%
100	4,331	17.3%	207	5.0%	100	3,939	15.6%	402	11.4%	(7.5)%
Current	4,124	17.0%	—	—%	Current	3,537	14.0%	—	—%	—%
(100)	N/M	N/M	N/M	N/M	(100)	N/M	N/M	N/M	N/M	7.5%

Our balance sheet exhibits asset sensitivity in various interest rate scenarios. The increase in EVE as rates rise is the result of the amount of assets that would be expected to reprice exceeding the amount of liabilities repriced. The amount of the change in EVE decreased as of June 30, 2022 compared to December 31, 2021 primarily driven by changes in our hedging activities as described in Note 8 - Derivative Financial Instruments. For each scenario shown, the percentage change in our EVE is within our Board policy limits.

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

We have designated certain interest rate swaps as fair value hedges of our subordinated debt. Additionally, we designated certain interest rate swaps as cash flow hedges on LIBOR-based variable interest payments on certain commercial loans. For further information, see Note 8 - Derivative Financial Instruments and Note 16 - Fair Value Measurements.

Mortgage Servicing Rights (MSRs)

Our MSRs are sensitive to changes in interest rates and are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve. We utilize derivatives, including interest rate swaps and swaptions, as part of our overall hedging strategy to manage the impact of changes in the fair value of the MSRs, however these risk management strategies do not completely eliminate all risk. Our hedging strategies rely on assumptions and projections regarding assets and general market factors, many of which are outside of our control. In certain interest rate environments, such as those environments that have existed throughout the first six months of 2022, we may also change our hedge ratio on this portfolio. The resulting hedge ratio is intended to help mitigate the impact of higher mortgage rates on our mortgage origination revenue. For further information, see Note 7 - Mortgage Servicing Rights, Note 8 - Derivative Financial Instruments and Note 16 - Fair Value Measurements.

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

Parent Company Liquidity

The Company currently obtains its liquidity primarily from dividends paid by the Bank. The primary uses of the Company's liquidity are debt service, operating expenses and the payment of cash dividends to shareholders, which remained at $0.06 per share in the second quarter 2022. The Company holds $150 million of subordinated debt which is scheduled to mature on November 1, 2030. The Bank did not pay any dividends to the Company in the second quarter of 2022 and at June 30, 2022, the Company held $191 million of cash on deposit at the Bank which is sufficient to cover the cash outflows needed to service the subordinated debt interest, pay dividends and cover the operating expenses of the Company in excess of 2 years, which is our policy requirement.

The OCC and the FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. Whether an application or notice is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the dividend. Additional restrictions on dividends apply if the Bank fails the QTL test for more than three out of the prior twelve months. As of June 30, 2022, the Bank is in compliance with the QTL test, having qualified assets above the 65 percent requirement for twelve consecutive months. At June 30, 2022, our QTL ratio was 81 percent. At June 30, 2022, the Bank is able to pay dividends to the holding company of approximately $1 billion without submitting an application to the OCC and remain well capitalized.

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

Further, other sources of liquidity include our LHFS portfolio and unencumbered investment securities. We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan closings are readily convertible to cash, either by selling them as part of our monthly agency sales, RMBS, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. In addition, we have the ability to sell unencumbered investment securities or use them as collateral. At June 30, 2022, we had $2.1 billion available in unencumbered investment securities.

Our primary measure of liquidity is a ratio of ready liquidity to volatile funding, the volatile funds coverage ratio (“VFCR”). The VFCR is a liquidity coverage ratio that is customized to our business and ensures we have adequate coverage to meet our liquidity needs during times of liquidity stress. Volatile funds are the portion of the Bank’s funding identified as being at a higher risk of runoff in times of stress. Ready liquidity consists of cash on reserve at the Federal Reserve and unused borrowing capacity provided by the loan and investments portfolios. The VFCR is calculated, reported, and forecasted daily as part of our liquidity management framework and as of June 30, 2022 was 121 percent and in compliance with our board policy limit of 90 percent.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is funded with stable core deposits whereas our warehouse loans and LHFS may be funded with FHLB borrowings and custodial deposits. Warehouse loans are typically more liquid than other loan assets, as loans are paid within a short amount of time, when the lender sells the loan to an outside investor or, in some instances, to the Bank. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's average HFI loan-to-deposit ratio was 76.3 percent for the three months ended June 30, 2022. Excluding warehouse loans, which have draws that typically pay off within a few weeks, and custodial deposits, which represent mortgage escrow accounts on deposit with the Bank, the average HFI loan-to-deposit ratio was 71.9 percent for the three months ended June 30, 2022.

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

The following table presents primary sources of funding as of the dates indicated:

	June 30, 2022	December 31, 2021	Change
	(Dollars in millions)
Retail deposits	$9,957	$10,264	$(307)
Government deposits	1,717	2,000	(283)
Wholesale deposits	836	1,141	(305)
Custodial deposits	4,139	4,604	(465)
Total deposits	16,649	18,009	(1,360)
FHLB advances and other short-term debt	4,001	3,280	721
Other long-term debt	394	396	(2)
Total borrowed funds	4,395	3,676	719
Total funding	$21,044	$21,685	$(641)

The following table presents our borrowing capacity as of the dates indicated:

	June 30, 2022	December 31, 2021	Change
	(Dollars in millions)
FLHB Borrowing capacity
Line of credit available	$29	$30	$(1)
Collateralized borrowing capacity	439	3,792	(3,353)
Total unused borrowing capacity	$468	$3,822	$(3,354)

FRB discount window
Collateralized borrowing capacity	$1,783	$1,666	$117

Unencumbered investment securities
Agency - Commercial (1)	$1,586	$123	$1,463
Agency - Residential (1)	448	55	393
Municipal obligations	14	18	(4)
Corporate debt obligations	37	54	(17)
Other	1	1	—
Total unencumbered investment securities	2,086	251	1,835
Total liquidity sources and borrowing capacity	$4,337	$5,739	$(1,402)
(1) These securities are not currently pledged to the FHLB but are eligible to be pledged, at our discretion.

Deposits

The following table presents the composition of our deposits:

	June 30, 2022		December 31, 2021
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Savings accounts	$3,745	22.5%	$3,751	20.8%	$(6)
Certificates of deposit/CDARS (1)	816	4.9%	951	5.3%	(135)
Demand deposit accounts	1,941	11.7%	1,946	10.8%	(5)
Money market demand accounts	483	2.9%	494	2.7%	(11)
Total branch retail deposits	6,985	42.0%	7,142	39.7%	(157)
Commercial deposits (2)
Demand deposit accounts	2,117	12.7%	2,194	12.2%	(77)
Savings accounts	425	2.6%	520	2.9%	(95)
Money market demand accounts	430	2.6%	408	2.3%	22
Total commercial retail deposits	2,972	17.9%	3,122	17.3%	(150)
Total retail deposits	$9,957	59.8%	$10,264	57.0%	$(307)
Government deposits
Savings accounts	$621	3.7%	$721	4.0%	$(100)
Demand deposit accounts	618	3.7%	664	3.7%	(46)
Certificates of deposit/CDARS (1)	472	2.8%	609	3.4%	(137)
Money market demand accounts	6	—%	6	—%	—
Total government deposits	1,717	10.3%	2,000	11.1%	(283)
Custodial deposits (3)	4,139	24.9%	4,604	25.6%	(465)
Wholesale deposits	836	5.0%	1,141	6.3%	(305)
Total deposits (4)	$16,649	100.0%	$18,009	100.0%	$(1,360)
(1)The aggregate amount of CD with a minimum denomination of $100,000 was approximately $949 million and $1.2 billion at June 30, 2022 and December 31, 2021, respectively.
(2)Contains deposits from commercial and business banking customers.
(3)Represents investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others that have been placed on deposit with the Bank.
(4)Total exposure related to uninsured deposits over $250,000 was approximately $4.6 billion and $6.0 billion at June 30, 2022 and December 31, 2021, respectively.

Total deposits decreased $1.4 billion, or 7.6 percent, at June 30, 2022 compared to December 31, 2021, primarily driven by a decrease in custodial, wholesale, and government deposits.

We utilize local governmental agencies and other public units as an additional source for deposit funding. At June 30, 2022, we were required to hold collateral for certain Michigan, California, Indiana, Wisconsin and Ohio government deposits based on a variety of factors including, but not limited to, the size of individual deposits, FDIC limits and external bank ratings. At June 30, 2022, collateral held on government deposits was $202 million. At June 30, 2022, government deposit accounts included $472 million of CDs with maturities typically less than one year and $1.2 billion of checking and savings accounts.

Custodial deposits arise due to our servicing or subservicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. For certain subservice agreements, we give a LIBOR-based fee credit that reduces subservicing income from the MSR owners who control the $3.5 billion custodial deposit against subservicing income. This cost is a component of net loan administration income and for the six month period ended June 30, 2022 was $8 million.

We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks and customers may receive FDIC insurance up to $50 million. This program helps the Bank secure larger deposits and attract and retain customers. At June 30, 2022, we had $86 million of total CDs enrolled in the CDARS program, a decrease of $29 million from December 31, 2021.

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

We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, HELOC, CRE loans and investment securities. As of June 30, 2022, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At June 30, 2022, we had $4.0 billion of advances outstanding and an additional $0.4 billion of collateralized borrowing capacity available at the FHLB. Additionally, we had $2.0 billion of unencumbered investment securities that are eligible to be pledged to the FHLB at our discretion.

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

At June 30, 2022, we pledged collateral, which included commercial loans, municipal bonds, and agency bonds, to the FRB of Chicago amounting to $2.6 billion with a lendable value of $1.8 billion. At December 31, 2021, we pledged collateral to the FRB of Chicago amounting to $2.3 billion with a lendable value of $1.7 billion. We do not typically utilize this available funding source, and at June 30, 2022 and December 31, 2021, we had no borrowings outstanding against this line of credit.

Other Unsecured Borrowings

We have access to overnight federal funds purchased lines with other Federal Reserve member institutions. We utilize this source of funding for short-term liquidity needs, depending on the availability and cost of our other funding sources. At June 30, 2022 we had no borrowings outstanding under this source of funding. Additional borrowing capacity under this and other sources of funding can vary depending on market conditions.

Debt

As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock ("trust preferred securities"). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At June 30, 2022, we are current on all interest payments. Additionally, we have $150 million of subordinated debt outstanding (the "Notes"), which mature on November 1, 2030. As of June 30, 2022, both the bank and the holding company have investment grade ratings of subordinated debt from Moody’s and Kroll, of Baa3 and BBB respectively. Accordingly, we believe that we could raise additional funding in the credit markets, if such needs would exist in the future.

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

Flagstar recently experienced a cyber incident that involved unauthorized access to our network and other customer data. We do not believe that the impact of the incident will have a material impact on our operations or have a material financial impact due to cyber insurance we have in place that we believe, at this time, is sufficient to cover the costs of this incident.

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

Additional expenses or charges may arise on LGG due to Veteran's Affairs loan insurance limits and FHA property foreclosure and preservation requirements that may result in a loss in excess of all, or part of, the guarantee. During the six months ended June 30, 2022, we had $0.5 million in net charge-offs related to LGG and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages.

Our LGG portfolio totaled $1.1 billion at June 30, 2022, as compared to $1.7 billion at December 31, 2021. GNMA has granted borrowers with an option to seek forbearance on their mortgage repayments. $0 million of GNMA loans are in forbearance as of June 30, 2022. When a GNMA loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) the loan is required to be re-recognized on the balance sheet by the MSR owner. These loans are recorded in LGG, and a liability to repurchase the loans is recorded in other liabilities on the Consolidated Statements of Financial Condition.

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

The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines reached by Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 12.17 percent at June 30, 2022 providing a 717 basis point stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 15.68 percent at June 30, 2022 providing a 568 basis point buffer above the minimum level needed to be considered "well-capitalized".

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

Regulatory Capital

The Bank and Flagstar are subject to the Basel III-based U.S. rules, including capital simplification. These standards limit the amount of MSRs to 25 percent of CET1 and should the level of mortgage servicing rights exceed 25 percent of common equity Tier 1 capital, we are required to deduct the excess in determining our regulatory capital levels. As of June 30, 2022, we had $622 million in MSRs and an MSR to Common Equity Tier 1 Capital ratio of 23 percent. We settled a $213 million MSR purchase on July 1, 2022, which would have resulted in an MSR to Common Equity Tier 1 capital ratio of 31 percent.

In response to COVID-19 in 2020, U.S. banking regulators issued a final rule that allows banking organizations the option to delay the initial adoption impact of CECL on regulatory capital for two years followed by a three-year transition period. During the two-year delay we added back to CET1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in the ACL (i.e., quarterly transitional amounts). Starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL are phased out of CET1 capital over the three-year transition period.

For the period presented, the following table sets forth our capital ratios as well as our excess capital over well-capitalized minimums.

Flagstar Bancorp	Actual		Well-Capitalized Under Prompt Corrective Action Provisions		Excess Capital Over Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio	Capital Simplification
	(Dollars in millions)
June 30, 2022
Tier 1 leverage capital (to adjusted avg. total assets)	2,900	12.17%	1,192	5.0%	$1,708
Common equity Tier 1 capital (to RWA)	2,660	13.22%	1,308	6.5%	1,352
Tier 1 capital (to RWA)	2,900	14.41%	1,610	8.0%	1,290
Total capital (to RWA)	3,155	15.68%	2,013	10.0%	1,142

As presented in the table above, our constraining capital ratio is our total capital to risk weighted assets at 15.68 percent. It would take a $1.1 billion after-tax loss, with the balance sheet remaining constant, for our total risk-based capital ratio to fall below the level considered to be "well-capitalized".

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

The following tables provide a reconciliation of non-GAAP financial measures.

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	(Dollars in millions)
Total stockholders' equity	$2,693	$2,733	$2,718	$2,645	$2,498
Less: Goodwill and intangible assets	142	145	147	149	152
Tangible book value/Tangible common equity	$2,551	$2,588	$2,571	$2,496	$2,346

Number of common shares outstanding	53,329,993	53,236,067	53,197,650	52,862,383	52,862,264
Tangible book value per share	$47.83	$48.61	$48.33	$47.21	$44.38

Total assets	$24,899	$23,244	$25,483	$27,042	$27,065
Tangible common equity to assets ratio	10.25%	11.13%	10.09%	9.23%	8.67%

	Three Months Ended,		Six Months Ended,
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
	(Dollars in millions, except share data)
Net income	$60	$53	$113	$296
Plus: Intangible asset amortization, net of tax	3	1	4	4
Tangible net income	$63	$54	$117	$300

Total average equity	$2,754	$2,687	$2,721	$2,384
Less: Average goodwill and intangible assets	144	146	145	155
Total average tangible equity	$2,610	$2,541	$2,576	$2,229

Return on average tangible common equity	9.49%	8.61%	9.05%	26.92%
Adjustment to remove DOJ settlement expense	—%	—%	—%	3.86%
Adjustment for former CEO SERP agreement	—%	—%	—%	(1.09)%
Adjustment for merger costs	0.60%	0.49%	0.55%	0.97%
Adjusted return on average tangible common equity	10.09%	9.10%	9.60%	30.66%

Return on average assets	1.01%	0.89%	0.94%	2.04%
Adjustment to remove DOJ	—%	—%	—%	0.18%
Adjustment for former CEO SERP agreement	—%	—%	—%	(0.05)%
Adjustment for merger costs	0.04%	0.03%	0.04%	0.05%
Adjusted return on average assets	1.05%	0.92%	0.98%	2.22%

Adjusted HFI loan-to-deposit ratio.

	Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	(Dollars in millions)
Average LHFI	$13,339	$12,384	$13,314	$13,540	$13,688
Less: Average warehouse loans	4,099	3,973	5,148	5,392	5,410
Adjusted average LHFI	$9,240	$8,411	$8,166	$8,148	$8,278

Average deposits	$17,488	$18,089	$19,816	$19,686	$19,070
Less: Average custodial deposits	4,641	4,970	6,309	6,180	6,188
Adjusted average deposits	$12,847	$13,119	$13,507	$13,506	$12,882

HFI loan-to-deposit ratio	76.3%	68.5%	67.2%	68.8%	71.8%
Adjusted HFI loan-to-deposit ratio	71.9%	64.1%	60.5%	60.3%	64.3%

	Three Months Ended,		Six Months Ended,
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
	(Dollars in millions)
Noninterest expense	$256	$261	$517	$636
Adjustment to remove DOJ settlement expense	—	—	—	35
Adjustment for former CEO SERP agreement	—	—	—	(10)
Adjustment for merger costs	3	3	6	9
Adjusted noninterest expense	$253	$258	$511	$602

Income before income taxes	$77	$68	$145	$383
Adjustment to remove DOJ settlement expense	—	—	—	35
Adjustment for former CEO SERP agreement	—	—	—	(10)
Adjustment for merger costs	3	3	6	9
Adjusted income before income taxes	$80	$71	$151	$417

Provision for income taxes	$17	$15	$32	$87
Adjustment to remove DOJ settlement expense	—	—	—	(8)
Adjustment for former CEO SERP agreement	—	—	—	2
Adjustment for merger costs	—	(1)	(1)	(2)
Adjusted provision for income taxes	$17	$16	$33	$95

Net income	$60	$53	$113	$296
Adjusted net income	$63	$55	$118	$322

Weighted average common shares outstanding	53,269,631	53,219,866	53,244,886	52,719,959
Weighted average diluted common shares	53,535,448	53,578,001	53,556,607	53,417,896
Adjusted basic earnings per share	$1.18	$1.03	$2.21	$6.11
Adjusted diluted earnings per share	$1.17	$1.02	$2.20	$6.03

Average interest earning assets	$20,958	$21,569	$21,261	$26,219
Net interest margin	3.69%	3.11%	3.40%	2.86%
Adjustment for LGG loans available for repurchase	0.01%	0.01%	0.01%	0.18%
Adjusted net interest margin	3.70%	3.12%	3.41%	3.04%

Efficiency Ratio	79.1%	80.4%	79.7%	67.2%
Adjustment to remove DOJ settlement expense	—%	—%	—%	(3.7)%
Adjustment for former CEO SERP agreement	—%	—%	—%	1.0%
Adjustment for merger costs	(1.0)%	(0.8)%	(0.9)%	(0.9)%
Adjusted efficiency ratio	78.1%	79.6%	78.8%	63.6%

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

Item 1. Financial Statements
Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$198	$277
Interest-earning deposits	237	774
Total cash and cash equivalents	435	1,051
Investment securities available-for-sale	2,346	1,804
Investment securities held-to-maturity	173	205
Loans held-for-sale ($3,181 and $4,920 measured at fair value, respectively)	3,482	5,054
Loans held-for-investment ($21 and $16 measured at fair value, respectively)	14,655	13,408
Loans with government guarantees	1,144	1,650
Less: allowance for loan losses	(122)	(154)
Total loans held-for-investment and loans with government guarantees, net	15,677	14,904
Mortgage servicing rights	622	392
Federal Home Loan Bank stock	329	377
Premises and equipment, net	354	360
Goodwill and intangible assets	142	147
Bank-owned life insurance	370	365
Other assets	969	824
Total assets	$24,899	$25,483
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$6,664	$7,088
Interest bearing deposits	9,984	10,921
Total deposits	16,648	18,009
Short-term Federal Home Loan Bank advances and other	3,301	1,880
Long-term Federal Home Loan Bank advances	700	1,400
Other long-term debt	394	396
Other liabilities	1,163	1,080
Total liabilities	22,206	22,765
Commitments and contingencies (refer to Note 15)
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 shares authorized; 53,329,993 and 53,197,650 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,358	1,355
Accumulated other comprehensive (loss) income	(99)	35
Retained earnings	1,433	1,327
Total stockholders’ equity	2,693	2,718
Total liabilities and stockholders’ equity	$24,899	$25,483

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Interest Income
Loans	$191	$186	$357	$382
Investment securities	17	12	28	23
Interest-earning deposits and other	1	—	1	—
Total interest income	209	198	386	405
Interest Expense
Deposits	7	8	13	18
Short-term Federal Home Loan Bank advances and other	3	1	3	2
Long-term Federal Home Loan Bank advances	3	3	6	6
Other long-term debt	3	3	6	8
Total interest expense	16	15	28	34
Net interest income	193	183	358	371
Benefit for credit losses	(9)	(44)	(13)	(72)
Net interest income after benefit for credit losses	202	227	371	443
Noninterest Income
Net gain on loan sales	27	168	72	395
Loan fees and charges	29	37	56	79
Net return (loss) on mortgage servicing rights	22	(5)	51	(5)
Loan administration income	33	28	66	54
Deposit fees and charges	9	8	18	17
Other noninterest income	11	16	28	36
Total noninterest income	131	252	291	576
Noninterest Expense
Compensation and benefits	122	122	249	266
Occupancy and equipment	46	50	91	95
Commissions	22	51	48	112
Loan processing expense	23	22	44	43
Legal and professional expense	10	11	21	20
Federal insurance premiums	4	4	8	10
Intangible asset amortization	3	3	5	5
General, administrative and other	26	26	51	85
Total noninterest expense	256	289	517	636
Income before income taxes	77	190	145	383
Provision for income taxes	17	43	32	87
Net income	$60	$147	$113	$296
Net income per share
Basic	$1.13	$2.78	$2.12	$5.61
Diluted	$1.12	$2.74	$2.11	$5.54
Cash dividends declared	$0.06	$0.06	$0.12	$0.12
Weighted average shares outstanding
Basic	53,269,631	52,763,868	53,244,886	52,719,959
Diluted	53,535,448	53,536,669	53,556,607	53,417,896
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Net income	$60	$147	$113	$296
Other comprehensive (loss) income, net of tax
Investment securities	(68)	(2)	(126)	(17)
Derivatives and hedging activities	(29)	(7)	(8)	15
Other comprehensive loss, net of tax	(97)	(9)	(134)	(2)
Comprehensive (loss) income	$(37)	$138	$(21)	$294

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)
(unaudited)

	Common Stock			Accumulated Other Comprehensive Income		Total Stockholders’ Equity
Three Months Ended June 30, 2022	Number of Shares	Amount	Additional Paid in Capital		Retained Earnings
Balance at March 31, 2022	53,236,067	$1	$1,357	$(2)	$1,377	$2,733
Net income	—	—	—	—	60	60
Total other comprehensive loss	—	—	—	(97)	—	(97)
Stock-based compensation	93,720	—	1	—	—	1
Dividends declared and paid	206	—	—	—	(4)	(4)
Balance at June 30, 2022	53,329,993	$1	$1,358	$(99)	$1,433	$2,693

Six Months Ended June 30, 2022
Balance at December 31, 2021	53,197,650	$1	$1,355	$35	$1,327	$2,718
Net income	—	—	—	—	113	113
Total other comprehensive loss	—	—	—	(134)	—	(134)
Stock-based compensation	131,965	—	3	—	—	3
Dividends declared and paid	378	—	—	—	(7)	(7)
Balance at June 30, 2022	53,329,993	$1	$1,358	$(99)	$1,433	$2,693

Three Months Ended June 30, 2021
Balance at March 31, 2021	52,752,600	$1	$1,350	$54	$953	$2,358
Net income	—	—	—	—	147	147
Total other comprehensive loss	—	—	—	(9)	—	(9)
Shares issued from the Employee Stock Purchase Plan	44,245	—	—	—	—	—
Stock-based compensation	65,298	—	6	—	—	6
Dividends declared and paid	121	—	—	—	(4)	(4)
Balance at June 30, 2021	52,862,264	$1	$1,356	$45	$1,096	$2,498

Six Months Ended June 30, 2021
Balance at December 31, 2020	52,656,067	$1	$1,346	$47	$807	$2,201
Net income	—	—	—	—	296	296
Total other comprehensive loss	—	—	—	(2)	—	(2)
Shares issued from the Employee Stock Purchase Plan	106,707	—	—	—	—	—
Stock-based compensation	99,255	—	10	—	—	10
Dividends declared and paid	235	—	—	—	(7)	(7)
Balance at June 30, 2021	52,862,264	$1	$1,356	$45	$1,096	$2,498

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
Operating Activities
Net cash provided by (used in) operating activities	$1,179	$(677)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	834	1,143
Collection of principal on investment securities AFS	172	428
Purchase of investment securities AFS and other	(898)	(283)
Collection of principal on investment securities HTM	32	107
Proceeds received from the sale of LHFI	—	73
Net closings, purchases, and principal repayments of LHFI	(1,277)	2,139
Acquisition of premises and equipment, net of proceeds	(27)	(14)
Net sale of FHLB stock	48	—
Net proceeds from the sale of MSRs	30	88
Purchase of MSRs	(33)	—
Other, net	(13)	(6)
Net cash (used in) provided by investing activities	(1,132)	3,675
Financing Activities
Net change in deposit accounts	(1,360)	(1,312)
Net change in short-term FHLB borrowings and other short-term debt	1,421	(1,805)
Repayment of long-term FHLB advances	(700)	—
Repayment of long-term debt	—	(246)
Net receipt of payments of loans serviced for others	19	79
Dividends declared and paid	(7)	(7)
Other	9	14
Net cash used in financing activities	(618)	(3,277)
Net change in cash, cash equivalents and restricted cash (1)	(571)	(279)
Beginning cash, cash equivalents and restricted cash (1)	1,092	654
Ending cash, cash equivalents and restricted cash (1)	$521	$375
Supplemental disclosure of cash flow information
Non-cash reclassification of LHFI to LHFS	$4	$48
Non-cash reclassification of LHFS to securitized LHFS	$834	$1,202
MSRs resulting from sale or securitization of loans	$153	$129
Beneficial interest in RMBS	$—	$58
Operating section supplemental disclosures
Proceeds from sales of LHFS	$15,874	$27,359
Closings, premium paid and purchase of LHFS, net of principal repayments	$(15,259)	$(27,761)
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

Completion of the transaction is subject to customary closing conditions, including receipt of regulatory approvals.

Note 2 - Investment Securities

The following table presents our investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
June 30, 2022
Available-for-sale securities
Agency - Commercial	$1,560	$—	$(74)	$1,486
Agency - Residential	614	—	(53)	561
Corporate debt obligations	57	—	—	57
Municipal obligations	17	—	(1)	16
Other MBS	251	—	(26)	225
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$2,500	$—	$(154)	$2,346
Held-to-maturity securities
Agency - Commercial	$84	$—	$(3)	$81
Agency - Residential	89	—	(4)	85
Total held-to-maturity securities (1)	$173	$—	$(7)	$166
December 31, 2021
Available-for-sale securities
Agency - Commercial	$739	$8	$—	$747
Agency - Residential	690	9	(3)	696
Corporate debt obligations	70	3	—	73
Municipal obligations	20	—	—	20
Other MBS	268	—	(1)	267
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$1,788	$20	$(4)	$1,804
Held-to-maturity securities
Agency - Commercial	$99	$1	$—	$100
Agency - Residential	106	3	—	109
Total held-to-maturity securities (1)	$205	$4	$—	$209
(1)There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at June 30, 2022 or December 31, 2021.

We evaluate AFS debt securities where the value has declined below amortized cost for impairment. If we intend to sell or believe it is more likely than not that we will be required to sell the debt security, it is written down to fair value through earnings. For AFS debt securities that we intend to hold, we evaluate the debt securities for expected credit losses, except for debt securities that are guaranteed by the U.S. Treasury, U.S. government agencies or sovereign entities of high credit quality for which we apply a zero loss assumption, and which comprised 88 percent of our AFS portfolio as of June 30, 2022. For the remaining AFS securities, credit losses are recognized as an increase to the ACL through the credit loss provision. If any of the decline in fair value is related to market factors, that amount is recognized in OCI. We had no unrealized credit losses during the three months and six months ended June 30, 2022 and the year ended December 31, 2021.

We separately evaluate our HTM debt securities for any credit losses. As of June 30, 2022 and December 31, 2021, our entire HTM portfolio qualified for the zero loss assumption as all securities are guaranteed by the U.S. Treasury or U.S. government agencies.

Investment securities transactions are recorded on the trade date for purchases and sales. Interest earned on investment securities, including the amortization of premiums and the accretion of discounts, is determined using the effective interest method over the period of maturity and recorded in interest income in the Consolidated Statements of Operations. Accrued interest receivable on investment securities totaled $6 million at June 30, 2022 and $4 million at December 31, 2021, and was reported in other assets on the Consolidated Statements of Financial Condition.

Available-for-sale securities

Securities AFS are carried at fair value. Unrealized gains and losses on AFS securities are reported as a component of other comprehensive income.

We purchased $505 million and $898 million of AFS securities, which were comprised of U.S. government sponsored agency MBS and certificates of deposit during the three and six months ended June 30, 2022, respectively. We purchased $197 million and $283 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, certificates of deposit, and corporate debt obligations, during the three and six months ended June 30, 2021.We did not retain any passive interests in our own private MBS during the three and six months ended June 30, 2022. We retained $58 million of passive interests in our own private MBS during the three and six months ended June 30, 2021.

There were no sales of AFS securities during both the three and six months ended June 30, 2022 and June 30, 2021 other than those related to mortgage loans that had been securitized for sale in the normal course of business.

Held-to-maturity securities

Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

There were no purchases or sales of HTM securities during both the three and six months ended June 30, 2022 and June 30, 2021.

The following table summarizes the unrealized loss positions on AFS and HTM investment securities, by duration of the unrealized loss:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
June 30, 2022
Available-for-sale securities
Agency - Commercial	$7	3	$—	$1,478	104	$(74)
Agency - Residential	—	—	—	561	93	(53)
Municipal obligations	—	—	—	13	7	(1)
Corporate debt obligations	—	—	—	42	11	—
Other mortgage-backed securities	—	—	—	146	10	(26)
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$81	24	$(3)
Agency - Residential	—	—	—	85	47	(4)
December 31, 2021
Available-for-sale securities
Agency - Commercial	$4	2	$—	$143	9	$—
Agency - Residential	—	—	—	291	19	(3)
Municipal obligations	—	—	—	3	1	—
Other mortgage-backed securities	—	1	—	147	5	(1)
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$—	1	$—

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

The following table shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-Maturity
	Amortized Cost	Fair Value	Weighted Average Yield (1)	Amortized Cost	Fair Value	Weighted Average Yield (1)
	(Dollars in millions)
June 30, 2022
Due in one year or less	$5	$5	2.21%	$2	$2	1.96%
Due after one year through five years	10	10	5.15%	3	3	2.86%
Due after five years through 10 years	185	180	2.70%	2	2	2.04%
Due after 10 years	2,300	2,151	2.83%	166	159	2.53%
Total	$2,500	$2,346		$173	$166
(1) Weighted-average yields are based on amortized cost weighted for the contractual maturity of each security.

We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At June 30, 2022 and December 31, 2021, we had pledged investment securities of $258 million and $1.5 billion, respectively.

Note 3 - Loans Held-for-Sale

The majority of our mortgage loans originated as LHFS are ultimately sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label MBS. At June 30, 2022 and December 31, 2021, LHFS totaled $3.5 billion and $5.1 billion, respectively. For the six months ended June 30, 2022, we had net gains on loan sales associated with LHFS of $72 million as compared to $395 million for the six months ended June 30, 2021.

At June 30, 2022, residential LHFS of $301 million, net of corporate advance, were recorded at the lower of cost or fair value. At December 31, 2021, we recorded $116 million residential LHFS and commercial LHFS of $18 million at the lower of cost or fair value. We elected the fair value option for the remainder of the loans in the portfolio.

Note 4 - Loans Held-for-Investment

We classify loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. We report LHFI at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs. The accrued interest receivable on LHFI totaled $41 million at June 30, 2022 and $35 million at December 31, 2021 and was reported in other assets on the Consolidated Statements of Financial Condition.

The following table presents our LHFI:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,205	$1,536
Home equity	645	613
Other	1,331	1,236
Total consumer loans	4,181	3,385
Commercial loans
Commercial real estate	3,387	3,223
Commercial and industrial	2,653	1,826
Warehouse lending	4,434	4,974
Total commercial loans	10,474	10,023
Total loans held-for-investment	$14,655	$13,408

The following table presents the UPB of our loan sales and purchases in the LHFI portfolio:

	Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
Loans Sold (1)
Performing loans	$—	$87
Total loans sold	$—	$87
(1)Upon a change in our intent, the loans were transferred to LHFS and subsequently sold.

We have pledged certain LHFI, LHFS, and LGG to collateralize lines of credit and/or borrowings with the FRB of Chicago and the FHLB of Indianapolis. At June 30, 2022 and December 31, 2021, we had pledged loans of $8.6 billion and $9.9 billion, respectively.

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

We measure the allowance using the applicable dual risk rating model which measures probability of default, loss given default and exposure at default. As of June 30, 2022, we utilized the Moody’s May scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. Within our composite forecast, unemployment ends 2022 at 4 percent, increasing to 4.5 percent in 2023, and will slightly recover in 2024, ending the year at 4 percent. GDP continues to recover throughout 2022 and returns to pre-COVID levels in 2023. HPI decreases by 2 percent from the second quarter of 2022 through the fourth quarter of 2022 before increasing 1 percent by the fourth quarter of 2023.

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

The following table presents changes in the ALLL, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended June 30, 2022
Beginning balance	$43	$16	$34	$22	$13	$3	$131
(Benefit) provision	(10)	5	(2)	—	(2)	1	(8)
Charge-offs	—	—	(3)	—	—	—	(3)
Recoveries	—	—	2	—	—	—	2
Ending allowance balance	$33	$21	$31	$22	$11	$4	$122
Three Months Ended June 30, 2021
Beginning balance	$45	$20	$33	$84	$55	$4	$241
(Benefit) Provision	4	(4)	6	(26)	(17)	(1)	(38)
Charge-offs	(1)	—	(1)	—	—	—	(2)
Recoveries	—	1	—	—	—	—	1
Ending allowance balance	$48	$17	$38	$58	$38	$3	$202

Six Months Ended June 30, 2022
Beginning balance	$40	$14	$36	$28	$32	$4	$154
(Benefit) provision	(6)	6	(3)	(6)	(1)	—	(10)
Charge-offs	(1)	—	(5)	—	(20)	—	(26)
Recoveries	—	1	3	—	—	—	4
Ending allowance balance	$33	$21	$31	$22	$11	$4	$122
Six Months Ended June 30, 2021
Beginning balance	$49	$25	$39	$84	$51	$4	$252
(Benefit) Provision	1	(7)	(1)	(26)	(28)	(1)	(62)
Charge-offs	(3)	(1)	(2)	—	(1)	—	(7)
Recoveries	1	—	2	—	16	—	19
Ending allowance balance	$48	$17	$38	$58	$38	$3	$202
(1)Includes LGG.

The ALLL was $122 million at June 30, 2022 and $154 million at December 31, 2021. The decrease in the allowance is primarily reflective of changes in our economic forecast and judgment we applied related to those forecasts and underlying borrower credit as a result of the ongoing COVID-19 pandemic.

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

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI (3) (4) (5)
	(Dollars in millions)
June 30, 2022
Consumer loans
Residential first mortgage	$8	$4	$88	$100	$2,105	$2,205
Home equity	3	—	9	12	633	645
Other	4	3	2	9	1,322	1,331
Total consumer loans	15	7	99	121	4,060	4,181
Commercial loans
Commercial real estate	—	—	—	—	3,387	3,387
Commercial and industrial	—	—	—	—	2,653	2,653
Warehouse lending	—	—	—	—	4,434	4,434
Total commercial loans	—	—	—	—	10,474	10,474
Total loans (2)	$15	$7	$99	$121	$14,534	$14,655
December 31, 2021
Consumer loans
Residential first mortgage	$14	$34	$49	$97	$1,439	$1,536
Home equity	8	1	9	18	595	613
Other	4	1	4	9	1,227	1,236
Total consumer loans	26	36	62	124	3,261	3,385
Commercial loans
Commercial real estate	—	—	—	—	3,223	3,223
Commercial and industrial	—	—	32	32	1,794	1,826
Warehouse lending	—	—	—	—	4,974	4,974
Total commercial loans	—	—	32	32	9,991	10,023
Total loans (2)	$26	$36	$94	$156	$13,252	$13,408
(1)Includes less than 90 days past due performing loans which are placed in nonaccrual. Interest is not being accrued on these loans.
(2)Includes $8 million and $9 million of past due loans accounted for under the fair value option as of June 30, 2022 and December 31, 2021.
(3)Collateral dependent loans totaled $147 million and $108 million at June 30, 2022 and December 31, 2021, respectively. The majority of these loans are secured by real estate.
(4)The interest income recognized on impaired loans was less than $1 million for the three months ended June 30, 2022 and December 31, 2021.
(5)The delinquency status for loans in forbearance is frozen for loans at inception of the forbearance period and will resume when the borrower's forbearance period ends.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued for the three months ended June 30, 2022 was $1 million. At June 30, 2022 and December 31, 2021, we had no loans 90 days or greater past due and still accruing interest.

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

The reserve for unfunded commitments is reflected in other liabilities on the Consolidated Statements of Financial Condition and was $13 million as of June 30, 2022, compared to $16 million as of December 31, 2021.

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

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
June 30, 2022
Consumer loans
Residential first mortgage	$16	$18	$34
Home equity	6	2	8
Total TDRs (1)(2)	$22	$20	$42
December 31, 2021
Consumer loans
Residential first mortgage	$14	$11	$25
Home equity	8	2	10
Total consumer TDR loans (1)(2)	22	13	35
Commercial loans
Commercial and industrial	2	—	2
Total commercial TDR loans	2	—	2
Total TDRs (1)(2)	$24	$13	$37
(1)The ALLL on TDR loans totaled $4 million at both June 30, 2022 and December 31, 2021.

(2)Includes $1 million and $5 million of TDR loans accounted for under the fair value option at June 30, 2022 and December 31, 2021, respectively.
The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)
	(Dollars in millions)
Three Months Ended June 30, 2022
Residential first mortgages	32	$9	$9
Home equity (2)(3)	—	—	—
Consumer	2	—	—
Total TDR loans	34	$9	$9
Three Months Ended June 30, 2021
Residential first mortgages	5	$3	$3
Home equity (2)(3)	1	—	—
Commercial Real Estate	1	2	2
Total TDR loans	7	$5	$5

Six Months Ended June 30, 2022
Residential first mortgages	41	$11	$11
Home equity (2)(3)	1	—	—
Consumer	2	—	—
Total TDR loans	44	$11	$11
Six Months Ended June 30, 2021
Residential first mortgages	11	$7	$7
Home equity (2)(3)	1	—	—
Consumer	—	—	—
Commercial Real Estate	1	2	2
Total TDR loans	13	$9	$9
(1)Post-modification balances include past due amounts that are capitalized at modification date.
(2)Home equity post-modification UPB reflects write downs.
(3)Includes loans carried at the fair value option.

    There were no loans modified in the previous 12 months that subsequently defaulted during the three months ended June 30, 2022. All TDR classes within the consumer and commercial loan portfolios are considered subsequently defaulted when they are greater than 90 days past due within 12 months of the restructuring date.

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

Payment activity, credit rating and LTVs have the most significant impact on the ACL for consumer loans. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total	December 31, 2021
	Term Loans
	Amortized Cost Basis by Closing Year
As of June 30, 2022	2022	2021	2020	2019	2018	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
Pass	$897	$324	$159	$191	$66	$369	$79	$10	$2,095	$1,444
Watch	—	1	—	1	—	3	—	—	5	34
Substandard	—	1	5	25	14	36	—	3	84	43
Home Equity
Pass	3	3	3	11	5	13	539	59	636	604
Watch	—	—	—	—	—	—	—	—	—	1
Substandard	—	—	—	—	—	2	2	3	7	6
Other Consumer
Pass	192	340	195	191	87	4	19	298	1,326	1,229
Watch	—	1	—	1	—	—	1	—	3	2
Substandard	—	—	—	1	1	—	—	—	2	5
Total Consumer Loans (1)(2)	$1,092	$670	$362	$421	$173	$427	$640	$373	$4,158	$3,368
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

The following table presents the amortized cost in residential and consumer loans based on credit scores:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	FICO Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of June 30, 2022	2022	2021	2020	2019	2018	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>750	$369	$177	$71	$91	$30	$218	$47	$3	$1,006
700-750	510	85	49	58	28	129	23	7	889
<700	18	64	44	68	22	61	9	3	289
Home Equity
>750	1	2	1	3	2	4	278	15	306
700-750	2	1	1	5	2	6	225	27	269
<700	—	—	1	3	1	5	38	20	68
Other Consumer
>750	191	341	195	193	88	4	17	187	1,216
700-750	—	—	—	—	—	—	2	91	93
<700	1	—	—	—	—	—	1	20	22
Total Consumer Loans (1)	$1,092	$670	$362	$421	$173	$427	$640	$373	$4,158
(1)Excludes loans carried under the fair value option.

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	FICO Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>750	$139	$94	$107	$40	$70	$212	$49	$5	$716
700-750	117	58	69	36	36	161	22	6	505
<700	63	49	76	24	8	66	11	3	300
Home Equity
>750	2	2	4	2	1	4	238	13	266
700-750	2	1	6	2	1	6	210	22	250
<700	—	1	5	2	1	6	62	18	95
Other Consumer
>750	251	162	142	56	1	4	273	3	892
700-750	128	62	79	39	—	1	7	—	316
<700	2	4	8	8	—	—	4	2	28
Total Consumer Loans (1)	$704	$433	$496	$209	$118	$460	$876	$72	$3,368
(1)    Excludes loans carried under the fair value option.

Loan-to-value ratios primarily impact the allowance on mortgages within the consumer loan portfolio. The following tables present the amortized cost in residential first mortgages and home equity loans based on loan-to-value ratios:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	LTV Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of June 30, 2022	2022	2021	2020	2019	2018	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>90	$12	$87	$64	$122	$44	$27	$—	$—	$356
71-90	334	100	58	49	18	180	—	—	739
55-70	493	74	23	24	9	116	3	—	742
<55	58	65	19	22	9	85	76	13	347
Home Equity
>90	1	—	—	—	—	5	1	—	7
71-90	1	2	2	8	3	7	328	40	391
<=70	1	1	1	3	2	3	212	22	245
Total (1)	$900	$329	$167	$228	$85	$423	$620	$75	$2,827
(1)Excludes loans carried under the fair value option.

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	LTV Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential first mortgage
>90	$88	$74	$142	$53	$16	$16	$—	$—	$389
71-90	109	78	58	29	31	185	—	—	490
55-70	69	26	27	9	36	163	2	—	332
<55	53	23	25	9	31	75	80	14	310
Home Equity
>90	—	—	—	—	1	7	—	—	8
71-90	3	3	11	4	1	6	369	35	432
<=70	1	1	4	2	1	3	141	18	171
Total (1)	$323	$205	$267	$106	$117	$455	$592	$67	$2,132
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

Based on the most recent credit analysis performed, the amortized cost basis, by risk category for each class of loans within the commercial portfolio, is as follows:

								Revolving Loans Converted to Term Loans Amortized Cost Basis		December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of June 30, 2022	2022	2021	2020	2019	2018	Prior
Commercial Loans	(Dollars in million)
Commercial real estate
Pass	$198	$566	$201	$401	$286	$651	$867	$110	$3,280	$3,071
Watch	—	—	7	2	10	56	26	6	107	128
Special mention	—	—	—	—	—	—	—	—	—	2
Substandard	—	—	—	—	—	—	—	—	—	22
Commercial and industrial
Pass	76	257	73	152	29	74	1,904	—	2,565	1,685
Watch	—	4	10	—	5	—	13	—	32	71
Special mention	—	9	—	—	—	—	—	—	9	—
Substandard	—	—	—	—	17	2	28	—	47	70
Warehouse
Pass	4,204	—	—	—	—	—	—	—	4,204	4,834
Watch	180	—	—	—	—	—	—	—	180	140
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	50	—	—	—	—	—	—	—	50	—
Total commercial loans	$4,708	$836	$291	$555	$347	$783	$2,838	$116	$10,474	$10,023

								Revolving Loans Converted to Term Loans Amortized Cost Basis		December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial Loans	(Dollars in million)
Commercial real estate
Pass	$518	$257	$558	$313	$238	$402	$785	$—	$3,071	$2,805
Watch	2	5	1	13	64	35	8	—	128	166
Special mention	—	—	2	—	—	—	—	—	2	53
Substandard	—	—	—	—	22	—	—	—	22	37
Commercial and industrial
Pass	257	81	156	30	95	7	1,059	—	1,685	1,200
Watch	4	4	10	9	—	—	44	—	71	106
Special mention	—	—	—	—	—	—	—	—	—	24
Substandard	—	—	17	18	2	—	33	—	70	52
Warehouse
Pass	4,834	—	—	—	—	—	—	—	4,834	7,398
Watch	140	—	—	—	—	—	—	—	140	260
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Total commercial loans	$5,755	$347	$744	$383	$421	$444	$1,929	$—	$10,023	$12,101

Note 5 - Loans with Government Guarantees

    Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the FHA until claimed. The Bank has a unilateral option to repurchase loans sold to GNMA if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. These loans are recorded in LGG and the liability to repurchase the loans is recorded in Other liabilities on the Consolidated Statements of Financial Condition. As of June 30, 2022, this liability was $101 million, as compared to $200 million as of December 31, 2021. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. We have reserved for these risks within other assets and as a component of our ACL on residential first mortgages.

At June 30, 2022 and December 31, 2021, LGG totaled $1.1 billion and $1.7 billion, respectively.

    Repossessed assets and the associated claims related to government guaranteed loans are recorded in other assets and totaled $13 million and $7 million, at June 30, 2022 and December 31, 2021, respectively.

Note 6 - Variable Interest Entities

    We have no consolidated VIEs as of June 30, 2022 and December 31, 2021.

    In connection with our non-qualified mortgage securitization activities, we have retained a five percent interest in the investment securities of certain trusts ("other MBS") and are contracted as the servicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Financial Condition. The Bank’s maximum exposure to loss is limited to our five percent retained interest in the investment securities that had a fair value of $225 million as of June 30, 2022 as well as the standard representations and warranties made in conjunction with the loan transfers. See Note 2 - Investment Securities and Note 16 - Fair Value Measurements, for additional information.

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

Changes in the fair value of residential first mortgage MSRs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Balance at beginning of period	$523	$428	$392	$329
Additions from loans sold with servicing retained	74	64	153	129
Purchases	23	—	36	—
Reductions from sales	(32)	(96)	(32)	(96)
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(15)	(32)	(23)	(71)
Changes in estimates of fair value due to interest rate risk (1) (2)	49	(22)	96	51
Fair value of MSRs at end of period	$622	$342	$622	$342
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

    The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	June 30, 2022			December 31, 2021
		Fair value			Fair value
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
	(Dollars in millions)
Option adjusted spread	6.16%	$609	$597	7.12%	$383	$374
Constant prepayment rate	7.95%	603	585	9.24%	373	355
Weighted average cost to service per loan	$79.39	615	608	$79.38	387	383

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

    The following table summarizes income and fees associated with owned MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net return (loss) on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$32	$29	$62	$60
Decreases in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other	(15)	(32)	(23)	(71)
Changes in fair value due to interest rate risk	49	(22)	96	51
Loss on MSR derivatives (2)	(43)	27	(84)	(38)
Net transaction costs	(1)	(7)	—	(7)
Total return included in net return on mortgage servicing rights	$22	$(5)	$51	$(5)
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

    The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$37	$33	$74	$65
Charges on subserviced custodial balances (2)	(4)	(2)	(6)	(5)
Other servicing charges	—	(2)	(2)	(5)
Total income on mortgage loans subserviced, included in loan administration	$33	$29	$66	$55
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

    Derivatives designated as hedging instruments: We have designated certain interest rate swaps as fair value hedges of our subordinated debt. Cash flows and the income impact associated with designated hedges are reported in the same category as the underlying hedged item. We have also designated certain interest rate swaps as cash flow hedges on LIBOR-based variable interest payments on certain commercial loans. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statement of Financial Condition and reclassified into interest income in the same period in which the hedge transaction is recognized in earnings.

During the first quarter of 2022, we de-designated all of our cash flow hedges of custodial deposits. We evaluate the probability of hedged forecasted transactions on at least a quarterly basis relating to amounts deferred in OCI. Amounts recorded in OCI related to de-designated cash flow hedges of forecasted transactions, which remain probable to occur, are reclassified into net loan administration income in the same period in which the hedged transaction is recognized into earnings. Also during the first quarter of 2022, we de-designated our fair value hedge of residential first HFI mortgage loans and our fair value hedges of available for sale securities utilizing the last of layer method. The basis adjustments relating to these terminated fair value hedges are recognized in earnings consistent with other components of the carrying value of the previously hedged items.

We had $43 million (net-of-tax) of unrealized gains on de-designated cash flow hedges recorded in AOCI as of June 30, 2022. The estimated amount to be reclassified from OCI into earnings on de-designated hedging relationships during the next 12 months represents $10 million (net-of-tax) of gains. We had $31 million (net-of-tax) of unrealized losses on derivatives designated in hedge relationships as of June 30, 2022. The estimated amount to be reclassified from OCI into earnings during the next 12 months beginning June 30, 2022 represents $1 million (net-of-tax) of losses. At December 31, 2021, we had $20 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in AOCI.

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were and are expected to be highly effective as of June 30, 2022.

    The following tables present the notional amount, estimated fair value and maturity of our derivative financial instruments:

	June 30, 2022 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow hedge relationships:
Assets
Interest rate swaps on commercial loans	$2,800	$13	2025
Derivatives in fair value hedge relationships:
Assets
Interest rate swaps on subordinated debt	150	—	2025
Total	$150	$—
Derivatives not designated as hedging instruments:
Assets
Futures	$978	$2	2022-2023
Mortgage-backed securities forwards	3,366	43	2022
Rate lock commitments	4,577	34	2022
Interest rate swaps and swaptions	7,227	170	2022-2052
Total	$16,148	$249
Liabilities
Mortgage-backed securities forwards	$2,831	$31	2022
Rate lock commitments	999	9	2022
Interest rate swaps	2,262	41	2022-2032
Total	$6,092	$81
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

    The following table presents the derivatives subject to a master netting arrangement, including the cash pledged as collateral:

		Gross Amounts Netted in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amount			Financial Instruments	Cash Collateral
	(Dollars in millions)
June 30, 2022
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on subordinated debt	$—	$—	$—	$—	$2
Interest rate swaps on commercial loans	13	—	13	—	41
Total derivative assets	$13	$—	$13	$—	$43

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$43	$—	$43	$—	$40
Interest rate swaps and swaptions (1)	170	—	170	—	60
Futures	2	—	2	—	2
Total derivative assets	$215	$—	$215	$—	$102
Liabilities
Mortgage-backed securities forwards	$31	$—	$31	$—	$12
Interest rate swaps	41	—	41	—	34
Total derivative liabilities	$72	$—	$72	$—	$46

December 31, 2021
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on AFS securities	$—	$—	$—	$—	$1
Total derivative assets	$—	$—	$—	$—	$1
Liabilities
Interest rate swaps on AFS securities	$—	$—	$—	$—	$4
Interest rate swaps on HFI residential first mortgages	—	—	—	—	1
Interest rate swaps on custodial deposits	—	—	—	—	9
Total derivative liabilities	$—	$—	$—	$—	$14

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$10	$—	$10	$—	$12
Interest rate swaptions (1)	77	—	77	—	17
Total derivative assets	$87	$—	$87	$—	$29
Liabilities
Mortgage-backed securities forwards	$14	$—	$14	$—	$9
Interest rate swaps	6	—	6	—	24
Total derivative liabilities	$20	$—	$20	$—	$33
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior day's fair value of open positions is considered settlement of the derivative position for accounting purposes.

Gains of $10 million on cash flow hedging relationships of commercial loans were reclassified from AOCI into interest income during the three and six months ended June 30, 2022. There were no cash flow hedging relationships of commercial loans during the three and six months ended June 30, 2021.

Gains of $4 million and $3 million on the de-designated cash flow hedging relationships of custodial deposits were reclassified from AOCI into loan administration income during the three and six months ended June 30, 2022, respectively. Losses of $1 million and $2 million on cash flow hedging relationships of custodial deposits were reclassified from AOCI into loan administration income during the three and six months ended June 30, 2021, respectively.

Gains of $2 million and $1 million on the de-designated fair value hedging relationships of AFS securities were recorded in interest income for the three and six months ended June 30, 2022, respectively. Losses of $1 million and $2 million on fair value hedging relationships of AFS securities were recorded in interest income for the three and six months ended June 30, 2021, respectively.

Gains and losses on the de-designated fair value hedging relationships of HFI residential first mortgages for the three and six months ended June 30, 2022 and June 30, 2021 were de-minimis.

At June 30, 2022, we pledged a total of $113 million related to derivative financial instruments, consisting of $28 million of cash collateral on derivative liabilities and $85 million of maintenance margin on centrally cleared derivatives. We had an obligation to return a total of $79 million of cash collateral on derivative assets at June 30, 2022. We pledged a total of $66 million related to derivative financial instruments, consisting of $28 million of cash collateral on derivative liabilities and $38 million of maintenance margin on centrally cleared derivatives and had a $12 million obligation to return cash on derivative assets at December 31, 2021. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and other liabilities and the cash pledged as maintenance margin is restricted and included in other assets.

    The following table presents net gain recognized in income on derivative instruments, net of the impact of offsetting positions:

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of gain (loss)
Futures	Net return on mortgage servicing rights	$1	$—	$4	$—
Interest rate swaps and swaptions	Net return on mortgage servicing rights	(35)	20	(48)	(27)
Mortgage-backed securities forwards	Net return on mortgage servicing rights	(8)	7	(39)	(11)
Rate lock commitments and MSR forwards	Net gain on loan sales	(116)	(178)	(12)	(15)
Forward commitments	Other noninterest income	(3)	—	(3)	—
Interest rate swaps (1)	Other noninterest income	1	1	3	1
Total derivative gain (loss)		$(160)	$(150)	$(95)	$(52)
(1)Includes customer-initiated commercial interest rate swaps.

Note 9 - Borrowings

Federal Home Loan Bank Advances and Other Borrowings

    The following is a breakdown of our FHLB advances and other borrowings outstanding:

	June 30, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$3,300	1.54%	$1,600	0.19%
Other short-term borrowings	1	1.90%	280	0.11%
Total short-term Federal Home Loan Bank advances and other borrowings	3,301		1,880
Long-term fixed rate advances	700	1.43%	1,400	0.90%
Total Federal Home Loan Bank advances and other borrowings	$4,001		$3,280

    The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Maximum outstanding at any month end	$4,001	$3,575	$4,001	$4,737
Average outstanding balance	2,107	3,622	2,013	3,800
Average remaining borrowing capacity	3,261	5,295	3,851	5,389
Weighted average interest rate	1.09%	0.45%	0.91%	0.44%

    The following table outlines the maturity dates of our FHLB advances and other borrowings:

June 30, 2022
(Dollars in millions)
2022	$3,301
2023	500
2024	100
2025	—
Thereafter	100
Total	$4,001

Parent Company Senior Notes, Subordinated Notes and Trust Preferred Securities

    The following table presents long-term debt, net of debt issuance costs:

	June 30, 2022		December 31, 2021
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Subordinated Notes
Notes, matures 2030	147	4.125%	149	4.125%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
3.25%, matures 2032	26	5.45%	26	3.47%
3.25%, matures 2033	26	4.29%	26	3.37%
3.25%, matures 2033	26	5.50%	26	3.47%
2.00%, matures 2035	26	3.04%	26	2.12%
2.00%, matures 2035	26	3.04%	26	2.12%
1.75%, matures 2035	51	3.58%	51	1.95%
1.50%, matures 2035	25	2.54%	25	1.62%
1.45%, matures 2037	25	3.28%	25	1.65%
2.50%, matures 2037	16	4.33%	16	2.70%
Total Trust Preferred Securities	247		247
Total other long-term debt	$394		$396

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

Trust Preferred Securities

    We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued junior subordinated debt securities to those trusts, which we have included in long-term debt. The junior subordinated debt securities are the sole assets of those trusts. The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of June 30, 2022, we had no deferred interest.

Note 10 - Accumulated Other Comprehensive Income (Loss)

    The following table sets forth the components in AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Investment Securities
Beginning balance	$(43)	$37	$15	$52
Unrealized loss	(82)	(2)	(159)	(22)
Less: Tax benefit	(14)	—	(33)	(5)
Net unrealized loss	(68)	(2)	(126)	(17)
Other comprehensive loss, net of tax	(68)	(2)	(126)	(17)
Ending balance	$(111)	$35	$(111)	$35

Cash Flow Hedges
Beginning balance	$41	$17	$20	$(5)
Unrealized (loss) gain	(24)	(9)	5	17
Less: Tax (benefit) provision	(6)	(1)	2	4
Net unrealized (loss) gain	(18)	(8)	3	13
Reclassifications (into) out of AOCI (1)	(14)	1	(14)	2
Less: Tax (benefit) provision	(3)	—	(3)	—
Other comprehensive (loss) income, net of tax	(29)	(7)	(8)	15
Ending balance	$12	$10	$12	$10
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

    The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions, except share data)
Net income applicable to common shareholders	$60	$147	$113	$296
Weighted Average Shares
Weighted average common shares outstanding	53,269,631	52,763,868	53,244,886	52,719,959
Effect of dilutive securities
Stock-based awards	265,817	772,801	311,721	697,937
Weighted average diluted common shares	53,535,448	53,536,669	53,556,607	53,417,896
Earnings per common share
Basic earnings per common share	$1.13	$2.78	$2.12	$5.61
Effect of dilutive securities
Stock-based awards	(0.01)	(0.04)	(0.01)	(0.07)
Diluted earnings per common share	$1.12	$2.74	$2.11	$5.54

Note 12 - Stock-Based Compensation

    We had stock-based compensation expense of $2 million and $4 million for the three and six months ended June 30, 2022, respectively, and $4 million and $7 million for the three and six months ended June 30, 2021, respectively.

Restricted Stock and Restricted Stock Units

    The following table summarizes restricted stock and restricted stock units activity:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Shares	Weighted — Average Grant-Date Fair Value per Share	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	671,390	$36.47	600,573	$36.61
Granted	293,152	37.03	427,218	36.90
Vested	(133,442)	35.75	(177,198)	36.91
Canceled and forfeited	(29,723)	33.81	(49,216)	33.55
Non-vested balance at end of period	801,377	$36.89	$801,377	$36.89

Note 13 - Income Taxes

    The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

    The following table presents our provision for income tax and effective tax provision rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Income before income taxes	$77	$190	$145	$383
Provision for income taxes	17	43	32	87
Effective tax provision rate	22.1%	22.5%	21.8%	22.7%

    We believe that it is unlikely that our unrecognized tax benefits will change by a material amount during the next 12 months. We recognize interest and penalties related to unrecognized tax benefits in provision for income taxes.

Note 14 - Regulatory Matters

Regulatory Capital

    We, along with the Bank, are subject to the Basel III based U.S. capital rules, including capital simplification rules adopted in 2020. Under these requirements, we must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that could have a material effect on the Consolidated Financial Statements.

    To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1 and total capital ratios as set forth in the tables below. We, along with the Bank, are considered "well-capitalized" at both June 30, 2022 and December 31, 2021.

    The following tables present the regulatory capital requirements under the applicable Basel III based U.S. capital rules:

Flagstar Bancorp	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
June 30, 2022
Tier 1 capital (to adjusted avg. total assets)	$2,900	12.17%	$953	4.0%	$1,192	5.0%
Common equity Tier 1 capital (to RWA)	2,660	13.22%	906	4.5%	1,308	6.5%
Tier 1 capital (to RWA)	2,900	14.41%	1,208	6.0%	1,610	8.0%
Total capital (to RWA)	3,155	15.68%	1,610	8.0%	2,013	10.0%
December 31, 2021
Tier 1 capital (to adjusted avg. total assets)	$2,798	10.54%	$1,062	4.0%	$1,327	5.0%
Common equity Tier 1 capital (to RWA)	2,558	13.19%	873	4.5%	1,261	6.5%
Tier 1 capital (to RWA)	2,798	14.43%	1,164	6.0%	1,552	8.0%
Total capital (to RWA)	3,080	15.88%	1,552	8.0%	1,940	10.0%

Flagstar Bank	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
June 30, 2022
Tier 1 capital (to adjusted avg. total assets)	$2,824	11.87%	$951	4.0%	$1,189	5.0%
Common equity Tier 1 capital (to RWA)	2,824	14.04%	905	4.5%	1,307	6.5%
Tier 1 capital (to RWA)	2,824	14.04%	1,207	6.0%	1,609	8.0%
Total capital (to RWA)	2,931	14.57%	1,609	8.0%	2,011	10.0%
December 31, 2021
Tier 1 capital (to adjusted avg. total assets)	$2,706	10.21%	$1,060	4.0%	$1,325	5.0%
Common equity Tier 1 capital (to RWA)	2,706	13.96%	872	4.5%	1,260	6.5%
Tier 1 capital (to RWA)	2,706	13.96%	1,163	6.0%	1,551	8.0%
Total capital (to RWA)	2,839	14.65%	1,551	8.0%	1,938	10.0%

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

At June 30, 2022, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements or that the ultimate outcome of these actions will have a materially adverse effect on our financial condition, results of operations or cash flows.

Other litigation accruals

    At June 30, 2022 and December 31, 2021, our total accrual for contingent liabilities and settled litigation was $10 million and $9 million, respectively.

Commitments

    In the normal course of business, we have various commitments outstanding which are not included on our Consolidated Statements of Financial Condition. The following table is a summary of the contractual amount of significant commitments:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Commitments to extend credit
Mortgage loan commitments including interest rate locks	$5,576	$5,539
Warehouse loan commitments	7,649	6,840
Commercial and industrial commitments	1,817	1,582
Other construction commitments	3,215	2,719
HELOC commitments	881	631
Other consumer commitments	692	273
Standby and commercial letters of credit	107	107

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

    We maintain a reserve for estimated lifetime credit losses in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded and standby and commercial letters of credit. A reserve balance of $13 million at June 30, 2022 and $16 million at December 31, 2021, respectively, is reflected in other liabilities on the Consolidated Statements of Financial Condition. See Note 4 - Loans Held-for-Investment for additional information.

    Supplemental executive retirement plan with former CEO. The Company entered into a supplemental executive retirement plan (“SERP”) with a former CEO in 2009. In the second quarter of 2021, we entered into a settlement agreement with the former CEO that terminates the SERP and all other prior employment agreements in exchange for a maximum payment of $6 million which remains subject to regulatory approval as of June 30, 2022.

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

	June 30, 2022
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,486	$—	$1,486
Agency - Residential	—	561	—	561
Municipal obligations	—	16	—	16
Corporate debt obligations	—	57	—	57
Other MBS	—	225	—	225
Certificate of deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	3,181	—	3,181
Loans held-for-investment
Residential first mortgage loans	—	21	—	21
Mortgage servicing rights	—	—	622	622
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	34	34
Futures	—	2	—	2
Mortgage-backed securities forwards	—	43	—	43
Interest rate swaps and swaptions	—	183	—	183
Total assets at fair value	$—	$5,776	$656	$6,432
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(9)	$(9)
Mortgage backed securities forwards	—	(31)	—	(31)
Interest rate swaps	—	(41)	—	(41)
Total liabilities at fair value	$—	$(72)	$(9)	$(81)

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Loans held-for-sale
Residential first mortgage loans	$—	$4,920	$—	$4,920
Investment securities available-for-sale
Agency - Commercial	—	747	—	747
Agency - Residential	—	696	—	696
Other MBS	—	267	—	267
Corporate debt obligations	—	73	—	73
Municipal obligations	—	20	—	20
Certificate of deposit	—	1	—	1
Derivative assets
Interest rate swaps and swaptions	—	77	—	77
Rate lock commitments (fallout-adjusted)	—	—	54	54
Mortgage-backed securities forwards	—	10	—	10
Loans held-for-investment
Residential first mortgage loans	—	15	—	15
Home equity	—	—	1	1
Mortgage servicing rights	—	—	392	392
Total assets at fair value	$—	$6,826	$447	$7,273
Derivative liabilities
Mortgage-backed securities forwards	$—	$(14)	$—	$(14)
Interest rate swaps and swaptions	—	(5)	—	(5)
Rate lock commitments (fallout-adjusted)	—	—	(1)	(1)
Total liabilities at fair value	$—	$(19)	$(1)	$(20)

Fair Value Measurements Using Significant Unobservable Inputs

    The following tables include a roll forward of the Consolidated Statements of Financial Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

	Balance at Beginning of Period	Total Gains (Losses) Recorded in Earnings	Purchases / Closings	Sales	Settlement	Transfers Out	Balance at End of Period
	(Dollars in millions)
Three Months Ended June 30, 2022
Assets
Mortgage servicing rights (1)	$523	$34	$97	$(32)	$—	$—	$622
Rate lock commitments (net) (1)(2)	(4)	19	47	—	—	(37)	25
Totals	$519	$53	$144	$(32)	$—	$(37)	$647

Three Months Ended June 30, 2021
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (1)	428	(54)	64	(96)	—	—	342
Rate lock commitments (net) (1)(2)	74	47	179	—	—	(186)	114
Totals	$504	$(7)	$243	$(96)	$—	$(186)	$458
Liabilities
DOJ Liability	$(70)	$—	$—	$—	$70	$—	$—
Totals	$(70)	$—	$—	$—	$70	$—	$—
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

	Balance at Beginning of Period	Total Gains (Losses) Recorded in Earnings	Purchases / Closings	Sales	Settlement	Transfers Out	Balance at End of Period
	(Dollars in millions)
Six Months Ended June 30, 2022
Assets
Mortgage servicing rights (1)	$392	$73	$189	$(32)	$—	$—	$622
Rate lock commitments (net) (1)(2)	53	(155)	148	—	—	(21)	25
Totals	$445	$(82)	$337	$(32)	$—	$(21)	$647

Six Months Ended June 30, 2021
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (1)	329	(20)	129	(96)	—	—	342
Rate lock commitments (net) (1)(2)	208	(122)	384	—	—	(356)	114
Totals	$539	$(142)	$513	$(96)	$—	$(356)	$458
Liabilities
DOJ Liability	$(35)	$(35)	$—	$—	$70	$—	$—
Totals	$(35)	$(35)	$—	$—	$70	$—	$—
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
	(Dollars in millions)
June 30, 2022
Assets
Loans held-for-investment
Mortgage servicing rights	$622	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	3.9% - 21.6% (6.2%) 0% - 9.8% (7.9%) $67 - $90 ($79)	(1)
Rate lock commitments (net)	$25	Consensus pricing	Origination pull-through rate	76.2%	(1)
(1)Unobservable inputs were weighted by their relative fair value of the instruments.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
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

    MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For June 30, 2022 and December 31, 2021, the weighted average life (in years) for the entire MSR portfolio was 7.4 and 5.8, respectively.

    DOJ Liability. The DOJ Liability was settled for $70 million in the second quarter of 2021, fully satisfying the Amendment and reducing the liability to $0 at June 30, 2022. Prior to settlement, the significant unobservable inputs used in the fair value measurement of the DOJ Liability were the discount rate, asset growth rate, return on assets, dividend rate and potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes, as further discussed in Note 15 - Legal Proceedings, Contingencies and Commitments.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

    We also have assets that are subject to measurement at fair value on a nonrecurring basis under certain conditions. The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Losses
	(Dollars in millions)
June 30, 2022
Loans held-for-sale (2)	$294	$294	$—	$(5)
Commercial loans	—	—	—	—
Impaired loans held-for-investment (2)
Residential first mortgage loans	68	—	68	(7)
Repossessed assets (3)	5	—	5	(1)
Totals	$367	$294	$73	$(13)
December 31, 2021
Loans held-for-sale (2)	$116	$116	$—	$(1)
Commercial loans	18	—	18	—
Impaired loans held-for-investment (2)
Residential first mortgage loans	36	—	36	(5)
Repossessed assets (3)	6	—	6	(1)
Totals	$176	$116	$60	$(7)
(1)The fair values are determined at various dates dependent upon when certain conditions were met requiring fair value measurement.
(2)Gains (losses) reflect fair value adjustments on assets for which we did not elect the fair value option.
(3)Gains (losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

    The following table presents the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
June 30, 2022
Impaired loans held-for-investment
Residential first mortgage loans (1)	$68	Fair value of collateral	Loss severity discount	0% - 100% (9.0%)
Repossessed assets (1)	$5	Fair value of collateral	Loss severity discount	0% - 78.2% (25.0%)
December 31, 2021
Impaired loans-held-for sale
Commercial loans HFS (2)	$18	Fair value of collateral	Market price	N/A
Impaired loans held-for-investment
Residential first mortgage loans (1)	$36	Fair value of collateral	Loss severity discount	0% - 100% (12.7%)
Repossessed assets (1)	$6	Fair value of collateral	Loss severity discount	0% - 96.3% (19.8%)
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

Fair Value of Financial Instruments

    The following tables present the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	June 30, 2022
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$435	$435	$435	$—	$—
Investment securities available-for-sale	2,346	2,346	—	2,346	—
Investment securities held-to-maturity	173	166	—	166	—
Loans held-for-sale	3,482	3,482	—	3,482	—
Loans held-for-investment	14,655	14,523	—	21	14,502
Loans with government guarantees	1,144	1,144	—	1,144	—
Mortgage servicing rights	622	622	—	—	622
Federal Home Loan Bank stock	329	329	—	329	—
Bank owned life insurance	369	369	—	369	—
Repossessed assets	5	5	—	—	5
Other assets, foreclosure claims	13	13	—	13	—
Derivative financial instruments, assets	262	262	—	228	34
Liabilities
Retail deposits
Demand deposits and savings accounts	$(9,141)	$(7,497)	$—	$(7,497)	$—
Certificates of deposit	(816)	(812)	—	(812)	—
Wholesale deposits	(836)	(807)	—	(807)	—
Government deposits	(1,717)	(1,532)	—	(1,532)	—
Company controlled deposits	(4,138)	(4,079)	—	(4,079)	—
Federal Home Loan Bank advances	(4,001)	(3,837)	—	(3,837)	—
Long-term debt	(394)	(339)	—	(339)	—
Derivative financial instruments, liabilities	(81)	(81)	—	(72)	(9)

	December 31, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,051	$1,051	$1,051	$—	$—
Investment securities available-for-sale	1,804	1,804	—	1,804	—
Investment securities held-to-maturity	205	209	—	209	—
Loans held-for-sale	5,054	5,054	—	5,054	—
Loans held-for-investment	13,408	13,453	—	14	13,439
Loans with government guarantees	1,650	1,650	—	1,650	—
Mortgage servicing rights	392	392	—	—	392
Federal Home Loan Bank stock	377	377	—	377	—
Bank owned life insurance	365	365	—	365	—
Repossessed assets	6	6	—	—	6
Other assets, foreclosure claims	7	7	—	7	—
Derivative financial instruments, assets	141	141	—	87	54
Liabilities
Retail deposits
Demand deposits and savings accounts	$(9,313)	$(8,469)	$—	$(8,469)	$—
Certificates of deposit	(951)	(952)	—	(952)	—
Wholesale deposits	(1,141)	(1,137)	—	(1,137)	—
Government deposits	(2,000)	(1,904)	—	(1,904)	—
Company controlled deposits	(4,604)	(4,580)	—	(4,580)	—
Federal Home Loan Bank advances and other	(3,280)	(3,288)	—	(3,288)	—
Long-term debt	(396)	(340)	—	(340)	—
Derivative financial instruments, liabilities	(20)	(20)	—	(19)	(1)

Fair Value Option

    We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

    The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$(182)	$214	$(476)	$127
Liabilities
Other noninterest expense	$—	$—	$—	$35

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	June 30, 2022			December 31, 2021
	UPB	Fair Value	Fair Value Over / (Under) UPB	UPB	Fair Value	Fair Value Over / (Under) UPB
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$21	$18	$(3)	$18	$16	$(2)
Loans held-for-investment	13	10	(3)	15	13	(2)
Total nonaccrual loans	$34	$28	$(6)	$33	$29	$(4)
Other performing loans
Loans held-for-sale	$3,229	$3,163	$(66)	$4,790	$4,904	$114
Loans held-for-investment	14	11	(3)	5	3	(2)
Total other performing loans	$3,243	$3,174	$(69)	$4,795	$4,907	$112
Total loans
Loans held-for-sale	$3,250	$3,181	$(69)	$4,808	$4,920	$112
Loans held-for-investment	27	21	(6)	20	16	(4)
Total loans	$3,277	$3,202	$(75)	$4,828	$4,936	$108

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

As a result of Management's evaluation of our segments, effective January 1, 2022, certain administrative departments have been realigned between the Community Banking and the Other segment. The income and expenses relating to these changes are reflected in our financial statements and all prior period segment financial information has been recast to conform to the current presentation.

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

    The following tables present financial information by business segment for the periods indicated:

	Three Months Ended June 30, 2022
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$136	$46	$4	$7	$193
Provision (benefit) for credit losses	13	(6)	—	(16)	(9)
Net interest income after provision (benefit) for credit losses	123	52	4	23	202
Net gain on loan sales	—	27	—	—	27
Loan fees and charges	—	7	22	—	29
Net return on mortgage servicing rights	—	22	—	—	22
Loan administrative (expense) income	(1)	(7)	44	(3)	33
Other noninterest income (expense)	19	(5)	—	6	20
Total noninterest income	18	44	66	3	131
Compensation and benefits	28	37	18	39	122
Commissions	—	22	—	—	22
Loan processing expense	1	9	12	1	23
General, administrative and other	34	4	23	28	89
Total noninterest expense	63	72	53	68	256
Income (loss) before indirect overhead allocations and income taxes	78	24	17	(42)	77
Indirect overhead allocation (expense) income	(12)	(16)	(7)	35	—
Provision for income taxes	11	—	2	4	17
Net income	$55	$8	$8	$(11)	$60

Intersegment revenue (expense)	$14	$5	$10	$(29)	$—

Average balances
Loans held-for-sale	$5	$3,566	$—	$—	$3,571
Loans with government guarantees	—	1,161	—	—	1,161
Loans held-for-investment (2)	11,577	1,766	—	(4)	13,339
Total assets	11,962	7,807	134	3,964	23,867
Deposits	11,744	34	4,764	946	17,488
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

	Three Months Ended June 30, 2021
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$149	$58	$3	$(27)	$183
Provision (benefit) for credit losses	1	(2)	—	(43)	(44)
Net interest income after benefit for credit losses	148	60	3	16	227
Net gain on loan sales	—	168	—	—	168
Loan fees and charges	—	18	19	—	37
Net return on mortgage servicing rights	—	(5)	—	—	(5)
Loan administrative (expense) income	—	(9)	40	(3)	28
Other noninterest income	15	2	—	7	24
Total noninterest income	15	174	59	4	252
Compensation and benefits	25	49	16	32	122
Commissions	1	50	—	—	51
Loan processing expense	2	12	8	—	22
General, administrative and other	1	20	21	52	94
Total noninterest expense	29	131	45	84	289
Income (loss) before indirect overhead allocations and income taxes	134	103	17	(64)	190
Indirect overhead allocation (expense) income	(9)	(16)	(5)	30	—
Provision (benefit) for income taxes	26	18	3	(4)	43
Net income (loss)	$99	$69	$9	$(30)	$147

Intersegment revenue (expense)	$45	$(1)	$11	$(55)	$—

Average balances
Loans held-for-sale	$22	$6,880	$—	$—	$6,902
Loans with government guarantees	—	2,344	—	—	2,344
Loans held-for-investment (2)	11,827	1,838	—	24	13,689
Total assets	12,175	12,021	268	3,547	28,011
Deposits	11,694	23	6,179	1,174	19,070
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

	Six Months Ended June 30, 2022
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$258	$102	$7	$(9)	$358
Provision (benefit) for credit losses	35	(3)	—	(45)	(13)
Net interest income after benefit for credit losses	223	105	7	36	371
Net gain on loan sales	—	72	—	—	72
Loan fees and charges	—	13	43	—	56
Net return on mortgage servicing rights	—	51	—	—	51
Loan administrative (expense) income	(1)	(14)	87	(6)	66
Other noninterest (expense) income	37	(4)	—	13	46
Total noninterest income	36	118	130	7	291
Compensation and benefits	56	82	34	77	249
Commissions	1	47	—	—	48
Loan processing expense	3	18	21	2	44
General, administrative and other	52	15	44	65	176
Total noninterest expense	112	162	99	144	517
Income (loss) before indirect overhead allocations and income taxes	147	61	38	(101)	145
Indirect overhead allocation (expense) income	(22)	(31)	(13)	66	—
Provision (benefit) for income taxes	23	4	5	—	32
Net income (loss)	$102	$26	$20	$(35)	$113

Intersegment revenue (expense)	$36	$14	$19	$(69)	$—

Average balances
Loans held-for-sale	$11	$4,187	$—	$1	$4,199
Loans with government guarantees	—	1,282	(1)	—	1,281
Loans held-for-investment (2)	11,261	1,605	—	(3)	12,863
Total assets	11,646	8,248	150	3,969	24,013
Deposits	11,874	38	4,890	985	17,787
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

	Six Months Ended June 30, 2021
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$305	$114	$7	$(55)	$371
Provision (benefit) for credit losses	(13)	(4)	—	(55)	(72)
Net interest income after benefit for credit losses	318	118	7	—	443
Net gain on loan sales	—	395	—	—	395
Loan fees and charges	1	41	37	—	79
Net return on mortgage servicing rights	—	(5)	—	—	(5)
Loan administrative (expense) income	—	(20)	80	(6)	54
Other noninterest income	34	5	—	14	53
Total noninterest income	35	416	117	8	576
Compensation and benefits	51	103	32	80	266
Commissions	1	111	—	—	112
Loan processing expense	3	23	15	2	43
General, administrative and other	33	42	44	96	215
Total noninterest expense	88	279	91	178	636
Income (loss) before indirect overhead allocations and income taxes	265	255	33	(170)	383
Indirect overhead allocation (expense) income	(19)	(35)	(10)	64	—
Provision (benefit) for income taxes	52	46	5	(16)	87
Net income (loss)	$194	$174	$18	$(90)	$296

Intersegment revenue (expense)	$59	$(3)	$22	$(78)	$—

Average balances
Loans held-for-sale	$11	$7,170	$—	$—	$7,181
Loans with government guarantees	—	2,422	—	—	2,422
Loans held-for-investment (2)	12,314	1,958	—	27	14,299
Total assets	12,668	12,515	329	3,520	29,032
Deposits	11,749	19	6,665	1,121	19,554
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

Note 18 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

    We did not adopt any ASU's during the quarter ended June 30, 2022.

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

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures. As of June 30, 2022, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s Management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of June 30, 2022.
(b)Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended June 30, 2022.
Issuer Purchases of Equity Securities

    The Company made no purchases of its equity securities during the quarter ended June 30, 2022.

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

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2022, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	August 9, 2022	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)