Form 10-Q
period 2022-09-30
FLAGSTAR BANCORP INC
filed 2022-11-08
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 4, 2022, 53,336,936 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2022

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

The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the third quarter of 2022, which should be read in conjunction with the financial statements and related notes set forth in Part I, Item 1 of this Form 10-Q and Part II, Item 8 of Flagstar Bancorp, Inc.'s 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

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

Introduction

We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide commercial and consumer banking services, and we are the 7th largest bank mortgage originator in the nation and the 5th largest subservicer of mortgage loans nationwide. At September 30, 2022, we had 4,911 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC".

Our relationship-based business model leverages our full-service bank’s capabilities and our national mortgage platform to create financial solutions for our customers. At September 30, 2022, we operated 158 full-service banking branches that offer a full set of banking products to consumer, commercial, and government customers. Our banking footprint spans Michigan, Indiana, California, Wisconsin, Ohio and contiguous states.

We originate mortgages through a network of brokers and correspondents in all 50 states and our own loan officers, which includes our direct lending team, from 81 retail locations in 26 states and 3 call centers. We are also a leading national servicer of mortgage loans and provide complementary ancillary offerings including MSR lending, servicing advance lending and MSR recapture services.

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

On October 27, 2022, Flagstar and NYCB received the requisite approval of the Office of the Comptroller of the Currency (the "OCC") to convert Flagstar Bank, FSB to a national bank to be known as Flagstar Bank, N.A., and to merge New York Community Bank into Flagstar Bank, N.A. with Flagstar Bank, N.A. being the surviving entity (the “OCC Approval”).

In addition to receiving the OCC Approval, on October 27, 2022, NYCB and Flagstar entered into Amendment No. 2 (the “Second Amendment”) to the Merger Agreement to extend the Termination Date to December 31, 2022. Completion of the merger remains subject to approval from the Board of Governors of the Federal Reserve System.

On October 27, 2022, the Flagstar board of directors declared a special dividend of $2.50 per share on its common stock. The dividend will be paid on November 17, 2022 to shareholders of record at the close of business on November 7, 2022.

On November 4, 2022, Flagstar and NYCB, received regulatory approval from the Board of Governors of the Federal Reserve System (the “Fed Approval”) for the previously announced pending acquisition of Flagstar which is expected to occur on December 1, 2022.

Operating Segments

Our operations are conducted through our three operating segments: Community Banking, Mortgage Originations, and Mortgage Servicing. For further information, see MD&A - Operating Segments and Note 17 - Segment Information.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	Change	September 30, 2022	September 30, 2021	Change
	(Dollars in millions, except share data)
Net interest income	$219	$193	$26	$577	$566	$11
(Benefit) provision for credit losses	5	(9)	14	(8)	(95)	87
Total noninterest income	114	131	(17)	405	842	(437)
Total noninterest expense	236	256	(20)	753	922	(169)
Provision for income taxes	19	17	2	51	133	(82)
Net income	$73	$60	$13	$186	$448	$(262)
Income per share
Basic	$1.36	$1.13	$0.23	$3.49	$8.48	$(4.99)
Diluted	$1.35	$1.12	$0.23	$3.47	$8.37	$(4.90)
Weighted average shares outstanding:
Basic	53,330,518	53,269,631	60,887	53,273,743	52,767,923	505,820
Diluted	53,610,266	53,535,448	74,818	53,574,690	53,499,289	75,401

The following table summarizes our adjusted results of operations(1):

	Three Months Ended				Nine Months Ended
	September 30, 2022	June 30, 2022	Change		September 30, 2022	September 30, 2021	Change
	(Dollars in millions, except share data)
Net interest income	$219	$193	$26		$577	$566	$11
(Benefit) provision for credit losses	5	(9)	14		(8)	(95)	87
Total noninterest income	114	131	(17)		405	842	(437)
Total noninterest expense	233	253	(20)		744	883	(139)
Provision for income taxes	20	17	3		53	142	(89)
Net income	$75	$63	$12	$—	$193	$478	$(285)
Income per share
Basic	$1.42	$1.18	$0.24		$3.62	$9.04	$(5.42)
Diluted	$1.41	$1.17	$0.24		$3.60	$8.92	$(5.32)
(1)See Use of Non-GAAP Financial Measures for further information.

The following table summarizes certain selected ratios and statistics for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Selected Ratios:
Interest rate spread (1)	3.62%	3.47%	3.33%	2.70%
Net interest margin	3.98%	3.69%	3.60%	2.90%
Return on average assets	1.2%	1.0%	1.0%	2.1%
Adjusted return on average assets (2)	1.2%	1.1%	1.1%	2.2%
Return on average common equity	10.4%	8.7%	9.0%	24.3%
Return on average tangible common equity (2)	11.2%	9.5%	9.8%	24.7%
Adjusted return on average tangible common equity (2)	11.9%	10.1%	10.4%	27.2%
Common equity-to-assets ratio	10.3%	10.8%	10.3%	9.8%
Common equity-to-assets ratio (average for the period)	11.1%	11.5%	11.2%	8.6%
Efficiency ratio	70.9%	79.1%	76.7%	65.5%
Adjusted efficiency ratio (2)	69.8%	78.1%	75.8%	62.8%
Selected Statistics:
Book value per common share	$49.05	$50.50	$49.05	$50.04
Tangible book value per share (2)	$46.42	$47.83	$46.42	$47.21
Number of common shares outstanding	53,330,827	53,329,993	53,330,827	52,862,383
(1)Interest rate spread is the difference between the yield earned on average interest-earning assets for the period and the rate of interest paid on average interest-bearing liabilities.
(2) See Use of Non-GAAP Financial Measures for further information.

Overview

Net income for the quarter ended September 30, 2022 was $73 million, or $1.35 per diluted share, compared to second quarter 2022 net income of $60 million, or $1.12 per diluted share. Third quarter 2022 adjusted net income was $75 million, or $1.41 per diluted share, as compared to $63 million, or $1.17 per diluted share, in the second quarter of 2022 when adjusting for the impact of merger related expenses.

Net interest income increased $26 million, or 13 percent, as compared to the second quarter 2022, driven by a 29 basis point increase in net interest margin and a $0.9 billion, or 5 percent, net increase in average earning assets. The net interest margin expansion was largely attributable to our asset sensitivity and our management of funding costs. We grew our loans held for investment by $1.3 billion, led by our residential mortgage and commercial portfolios. This growth was partially offset by a $0.6 billion decrease in our mortgage loans held-for-sale as a result of lower mortgage volume.

Net gain on loan sales increased $5 million, or 19 percent, compared to the prior quarter. Gain on sale margins increased 27 basis points to 66 basis points for the third quarter 2022, compared to 39 basis points for the second quarter 2022. The improved result was driven by improved secondary marketing performance which was partially offset by a 32 percent decline in fallout-adjusted locks. The net return on mortgage servicing rights decreased $4 million to $26 million for the third quarter 2022, compared to a $22 million return for the second quarter 2022.

Our provision for credit losses for the quarter ended September 30, 2022 was $5 million, compared to a benefit of $9 million in the second quarter 2022. The third quarter net provision was driven by an increase to the reserve due to HFI loan growth which was focused in well collateralized portfolios. The credit performance of our portfolio remained strong with a low number of consumer non-accrual loans and no commercial non-accrual loans at September 30, 2022.

We serviced or subserviced 1.4 million accounts as of September 30, 2022, a 3 percent increase compared to June 30, 2022.

Net Interest Income

The following tables present details on our net interest margin and net interest income on a consolidated basis:

	Three Months Ended
	September 30, 2022			June 30, 2022
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$2,976	$34	4.58%	$3,571	$36	4.10%
Loans held-for-investment
Residential first mortgage	2,633	26	3.97%	1,789	16	3.68%
Home equity	699	11	6.29%	614	7	4.74%
Other	1,381	17	4.99%	1,302	16	4.80%
Total consumer loans	4,713	54	4.61%	3,705	39	4.25%
Commercial real estate	3,542	49	5.40%	3,366	41	4.78%
Commercial and industrial	2,844	37	5.06%	2,169	26	4.65%
Warehouse lending	3,541	42	4.63%	4,099	34	3.27%
Total commercial loans	9,927	128	5.03%	9,634	101	4.11%
Total loans held-for-investment (1)	14,640	182	4.90%	13,339	140	4.15%
Loans with government guarantees	1,275	14	4.39%	1,161	15	5.13%
Investment securities	2,723	22	3.32%	2,310	17	2.89%
Interest-earning deposits	291	2	1.83%	577	1	0.64%
Total interest-earning assets	$21,905	$254	4.59%	$20,958	$209	3.96%
Other assets	3,243			2,909
Total assets	$25,148			$23,867
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,640	$1	0.34%	$1,725	$1	0.10%
Savings deposits	4,082	3	0.27%	4,251	2	0.16%
Money market deposits	854	1	0.28%	926	—	0.16%
Certificates of deposit	848	1	0.58%	851	1	0.35%
Total retail deposits	7,424	6	0.32%	7,753	4	0.17%
Government deposits	1,731	4	0.93%	1,699	1	0.32%
Wholesale deposits and other	830	1	0.73%	935	2	0.98%
Total interest-bearing deposits	9,985	11	0.46%	10,387	7	0.26%
Short-term FHLB advances and other	2,653	15	2.23%	1,124	3	1.05%
Long-term FHLB advances	1,041	4	1.35%	982	3	1.15%
Other long-term debt	396	5	4.40%	396	3	3.07%
Total interest-bearing liabilities	$14,075	$35	0.96%	$12,889	$16	0.48%
Noninterest-bearing deposits
Retail deposits and other	2,550			2,460
Custodial deposits (2)	4,681			4,641
Total noninterest bearing deposits	7,231			7,101
Other liabilities	1,057			1,123
Stockholders’ equity	2,785			2,754
Total liabilities and stockholders' equity	$25,148			$23,867
Net interest-earning assets	$7,830			$8,069
Net interest income		$219			$193
Interest rate spread (3)			3.62%			3.47%
Net interest margin (4)			3.98%			3.69%
Ratio of average interest-earning assets to interest-bearing liabilities			155.6%			162.6%
Total average deposits	$17,216			$17,488
(1)Includes nonaccrual loans. For further information on nonaccrual loans, see Note 4 - Loans Held-for-Investment.
(2)Includes noninterest-bearing custodial deposits that arise due to the servicing of loans for others.
(3)Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.
(4)Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$3,787	$111	3.89%	$7,403	$169	3.04%
Loans held-for-investment
Residential first mortgage	1,978	55	3.72%	1,907	46	3.21%
Home equity	637	24	5.10%	751	20	3.59%
Other	1,313	48	4.88%	1,106	40	4.78%
Total consumer loans	3,928	127	4.33%	3,764	106	3.75%
Commercial real estate	3,379	119	4.63%	3,125	80	3.38%
Commercial and industrial	2,286	78	4.52%	1,425	39	3.60%
Warehouse lending	3,869	108	3.68%	5,729	170	3.91%
Total commercial loans	9,534	305	4.22%	10,279	289	3.71%
Total loans held-for-investment (1)	13,462	432	4.25%	14,043	395	3.72%
Loans with government guarantees	1,279	44	4.62%	2,295	15	0.95%
Investment securities	2,354	50	2.85%	2,130	35	2.19%
Interest-earning deposits	597	3	0.59%	158	—	0.15%
Total interest-earning assets	$21,479	$640	3.96%	$26,029	$614	3.13%
Other assets	2,918			2,672
Total assets	$24,397			$28,701
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,664	$2	0.18%	$1,713	$1	0.06%
Savings deposits	4,195	6	0.19%	4,058	4	0.14%
Money market deposits	889	1	0.18%	763	—	0.07%
Certificates of deposit	876	3	0.43%	1,152	6	0.71%
Total retail deposits	7,624	12	0.21%	7,686	11	0.20%
Government deposits	1,769	6	0.47%	1,907	3	0.19%
Wholesale deposits and other	944	6	0.87%	1,182	11	1.27%
Total interest-bearing deposits	10,337	24	0.32%	10,775	25	0.32%
Short-term FHLB advances and other	1,486	18	1.64%	2,646	3	0.17%
Long-term FHLB advances	1,094	10	1.15%	1,248	9	0.99%
Other long-term debt	396	11	3.54%	414	11	3.50%
Total interest-bearing liabilities	$13,313	$63	0.63%	$15,083	$48	0.43%
Noninterest-bearing deposits
Retail deposits and other	2,495			2,307
Custodial deposits (2)	4,763			6,517
Total noninterest bearing deposits	7,258			8,824
Other liabilities	1,084			2,340
Stockholders’ equity	2,742			2,454
Total liabilities and stockholders' equity	$24,397			$28,701
Net interest-earning assets	$8,166			$10,946
Net interest income		$577			$566
Interest rate spread (3)			3.33%			2.70%
Net interest margin (4)			3.60%			2.90%
Ratio of average interest-earning assets to interest-bearing liabilities			161.3%			172.6%
Total average deposits	$17,595			$19,598
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

	Three Months Ended			Nine Months Ended
	September 30, 2022 versus June 30, 2022 Increase (Decrease) Due to:			September 30, 2022 versus September 30, 2021 Increase (Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$5	$(7)	$(2)	$24	$(82)	$(58)
Loans held-for-investment
Residential first mortgage	2	8	10	7	2	9
Home equity	3	1	4	7	(3)	4
Other	—	1	1	1	7	8
Total consumer loans	3	12	15	16	5	21
Commercial real estate	6	2	8	33	6	39
Commercial and industrial	2	9	11	16	23	39
Warehouse lending	14	(6)	8	(7)	(55)	(62)
Total commercial loans	23	4	27	37	(21)	16
Total loans held-for-investment	26	16	42	53	(16)	37
Loans with government guarantees	(2)	1	(1)	36	(7)	29
Investment securities	2	3	5	11	4	15
Interest-earning deposits and other	2	(1)	1	3	—	3
Total interest-earning assets	$34	$11	$45	$133	$(107)	$26
Interest-Bearing Liabilities
Interest-bearing deposits	$4	$—	$4	$—	$(1)	$(1)
Short-term FHLB advances and other borrowings	3	9	12	16	(1)	15
Long-term FHLB advances	1	—	1	2	(1)	1
Other long-term debt	2	—	2	—	—	—
Total interest-bearing liabilities	16	3	19	21	(6)	15
Change in net interest income	$18	$8	$26	$112	$(101)	$11

Comparison to Prior Quarter

Net interest income for the three months ended September 30, 2022 was $219 million, an increase of $26 million, or 13 percent as compared to the second quarter 2022. The results reflect a 29 basis point increase in net interest margin and a $0.9 billion, or 5 percent, net increase in average earning assets.

The net interest margin increased 29 basis points to 3.98 percent for the quarter ended September 30, 2022, as compared to 3.69 percent for the quarter ended June 30, 2022. The increase in net interest margin was largely attributable to our asset sensitivity, hedging strategies, higher rates on newly originated mortgages and a lag on deposit pricing increases.

Average total deposits were $17.2 billion in the third quarter 2022, decreasing $0.3 billion, or 2 percent, from the second quarter 2022.

Comparison to Prior Year    to Date

Net interest income for the nine months ended September 30, 2022 was $577 million, an increase of $11 million as compared to the nine months ended September 30, 2021. The 2 percent increase was driven by higher net interest margin on our asset sensitive balance sheet mostly offset by a decline in average earning assets, primarily from mortgage loans held-for-sale and warehouse loans due to a smaller mortgage origination market.

Net interest margin increased 70 basis points to 3.60 percent for the nine months ended September 30, 2022, as compared to 2.90 percent for the nine months ended September 30, 2021 primarily due to our asset sensitivity in a rising interest rate environment. Additionally, in the first nine months of 2021, the majority of our $2.3 billion of LGG were not earning interest due to forbearance.

Average interest-bearing liabilities decreased $1.8 billion, primarily driven by a decrease of $1.2 billion in short term FHLB borrowings due to a reduction in our overall asset base due to a smaller mortgage origination market. Additionally, government deposits were down $138 million and wholesale deposits were down $238 million.

Noninterest Income

The following tables provide information on our noninterest income and other mortgage metrics:

	Three Months Ended				Nine Months Ended
	September 30, 2022	June 30, 2022	Change		September 30, 2022		September 30, 2021	Change
	(Dollars in millions)
Net gain on loan sales	$32	$27	$5		$104		$564	$(460)
Loan fees and charges	20	29	(9)		76		112	(36)
Net return (loss) on mortgage servicing rights	26	22	4		77		4	73
Loan administration income	18	33	(15)		84		85	(1)
Deposit fees and charges	8	9	(1)		26		26	—
Other noninterest income	10	11	(1)		38		51	(13)
Total noninterest income	$114	$131	$(17)	$—	$405	$—	$842	$(437)

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	Change	September 30, 2022	September 30, 2021	Change
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)(3)	$4,800	$7,100	$(2,300)	$19,600	$36,000	$(16,400)
Mortgage loans closed (3)	$6,900	$7,700	$(800)	$22,800	$39,100	$(16,300)
Mortgage loans sold and securitized (3)	$7,200	$6,900	$300	$24,000	$40,100	$(16,100)
Net margin on mortgage rate lock commitments (fallout-adjusted) (1)(2)	0.66%	0.39%	0.27%	0.53%	1.57%	(1.04)%
Net margin on loans sold and securitized	0.44%	0.39%	0.05%	0.43%	1.41%	(0.98)%
(1)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by estimates of the percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.
(2)Gain on sale margin is based on net gain on loan sales to fallout-adjusted mortgage rate lock commitments.
(3)Rounded to nearest hundred million.

Comparison to Prior Quarter

Noninterest income decreased $17 million for the quarter ended September 30, 2022, compared to the quarter ended June 30, 2022, primarily due to the following:

•Net gain on loan sales increased $5 million as compared to the second quarter 2022. Gain on sale margins increased 28 basis points, to 66 basis points for the third quarter 2022, as compared to 39 basis points for the second quarter 2022. The improved result was driven by improved secondary marketing performance which was partially offset by a 32 percent decline in fallout-adjusted locks.

•Net return on mortgage servicing rights was $26 million in the third quarter of 2022, an increase of $4 million compared to the second quarter of 2022. In the third quarter, we grew the MSR asset by $213 million and our return benefited from our partial hedge position, which we transitioned to a fully hedged position as rates rose during the quarter.

•Loan administration income was $18 million for the third quarter 2022, a decline of $15 million compared to the second quarter 2022. The decline in income was driven primarily by higher LIBOR-based fee credits paid on custodial deposits that are subserviced.
•Loan fees and charges were $20 million for the third quarter 2022, a decline of $9 million compared to the second quarter 2022 driven by lower originations and lower ancillary fee income due to lower loss mitigation fees associated with loans coming out of forbearance.

Comparison to Prior Year    to Date

Noninterest income decreased $437 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the following:

•Net gain on loan sales decreased $460 million, primarily due to $16.4 billion lower FOALs and a 104 basis points decrease in our gain on sale margin, driven by the reduction in the mortgage origination market due to higher mortgage rates.

•Net return on mortgage servicing rights increased $73 million, primarily driven by the increase in interest rates. We have also grown the MSR asset by $634 million during the nine months ended September 30, 2022 which has resulted in higher service fee income.

•Loan fees and charges decreased $36 million, primarily driven by a 42 percent decrease in mortgage loans closed.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	Change	September 30, 2022	September 30, 2021	Change
	(Dollars in millions)
Compensation and benefits	$113	$122	$(9)	$362	$396	$(34)
Occupancy and equipment	45	46	(1)	136	141	(5)
Commissions	15	22	(7)	63	156	(93)
Loan processing expense	21	23	(2)	65	65	—
Legal and professional expense	11	10	1	32	32	—
Federal insurance premiums	4	4	—	12	16	(4)
Intangible asset amortization	2	3	(1)	7	8	(1)
General, administrative and other	25	26	(1)	76	108	(32)
Total noninterest expense	$236	$256	$(20)	$753	$922	$(169)
Efficiency ratio	70.9%	79.1%	(8.2)%	76.7%	65.5%	11.2%
Number of FTE employees	4,911	5,036	(125)	4,911	5,461	(550)

Comparison to Prior Quarter

Noninterest expense decreased $20 million, or 8 percent to $236 million for the quarter ended September 30, 2022, compared to $256 million for the quarter ended June 30, 2022. Both periods include $3 million of merger related costs. The decrease in noninterest expense is primarily due to the following:

•Compensation and benefits decreased $9 million from the prior quarter, primarily driven by our actions taken to reduce costs in the mortgage business.

•Commissions decreased $7 million, primarily due to a reduction in retail mortgage closings.

Comparison to Prior Year    to Date

Noninterest expense decreased $169 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the following:

•Mortgage commissions decreased $93 million, primarily driven by a 45 percent reduction in mortgage loan closings.

•Compensation and benefits decreased $34 million, primarily due to actions taken to reduce costs in the mortgage business and a decrease in incentive compensation.

•General, administrative and other noninterest expense decreased $32 million, primarily driven by the $35 million DOJ final settlement expense recognized during the nine months ended September 30, 2021. The nine months ended September 30, 2022 includes $9 million of merger expenses and the nine months ended September 30, 2021 includes $14 million of merger expenses.

Provision for Credit Losses

Comparison to Prior Quarter

The provision for credit losses was $5 million for the three months ended September 30, 2022, as compared to a $9 million benefit for credit losses for the three months ended June 30, 2022. The third quarter net provision was driven by an increase to the reserve due to HFI loan growth which was focused in well collateralized portfolios. The strong performance of our portfolio continued with a low number of consumer non-accrual loans and no commercial non-accrual loans at September 30, 2022

Comparison to Prior Year to Date

The benefit for credit losses was $8 million for the nine months ended September 30, 2022, as compared to a benefit for credit losses of $95 million for the nine months ended September 30, 2021. The decrease is reflective of significantly improved economic forecasts and credit conditions throughout 2021 as the nation recovered from the impacts of the pandemic.

For further information on the provision for credit losses, see MD&A - Credit Quality.

Provision for Income Taxes

The third quarter provision for income taxes totaled $19 million, as compared to a provision for income taxes of $17 million for the second quarter 2022, with an effective tax rate of 21 percent, compared to an effective tax rate of 22 percent for the second quarter 2022.

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

	Three Months Ended			Nine Months Ended
Community Banking	September 30, 2022	June 30, 2022	Change	September 30, 2022	September 30, 2021	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$140	$136	$4	$398	$454	$(56)
Provision (benefit) for credit losses	13	13	—	48	(5)	53
Net interest income after provision (benefit) for credit losses	127	123	4	350	459	(109)
Loan fees and charges	1	—	1	1	1	—
Loan administration income	(1)	(1)	—	(2)	(1)	(1)
Other noninterest income	15	19	(4)	52	49	3
Total noninterest income	15	18	(3)	51	49	2
Compensation and benefits	27	28	(1)	83	75	8
Commissions	1	—	1	2	2	—
Loan processing expense	1	1	—	4	4	—
General, administrative and other	33	34	(1)	85	46	39
Total noninterest expense	62	63	(1)	174	127	47
Income before indirect overhead allocations and income taxes	80	78	2	227	381	(154)
Indirect overhead allocation	(10)	(12)	2	(32)	(26)	(6)
Provision for income taxes	14	11	3	37	75	(38)
Net income	$56	$55	$1	$158	$280	$(122)

Key Metrics
Number of FTE employees	1,215	1,215	—	1,200	1,140	60
Number of bank branches	158	158	—	158	158	—

Comparison to Prior Quarter

The Community Banking segment reported net income of $56 million for the quarter ended September 30, 2022, compared to net income of $55 million for the quarter ended June 30, 2022. The $1 million increase was driven by $4 million higher net interest income primarily due to rising interest rates and the impact on our asset sensitive variable rate loan portfolio partially offset by lower other noninterest income. The provision for credit losses was $13 million in the second and third quarter 2022 driven by non-warehouse HFI loan growth.

Comparison to Prior Year to Date

The Community Banking segment reported net income of $158 million for the nine months ended September 30, 2022, compared to $280 million for the nine months ended September 30, 2021. The decrease was driven by the following:

•Net interest income decreased $56 million primarily due to a $1.9 billion decline in our warehouse portfolio as a result of the reduction in the mortgage origination market.

•The provision for credit losses of $48 million for the nine months ended September 30, 2022 was primarily driven by a charge-off relating to one commercial borrower and the impact of non-warehouse HFI loan growth. The $5 million benefit for credit losses for the nine months ended September 30, 2021 was primarily due to a $16 million recovery on a previously charged-off loan partially offset by non-warehouse HFI loan growth.

•General, administrative and other noninterest expense increased $39 million due to higher intersegment expense allocations from the Other segment. This is primarily due to the larger decrease in ACL during the first nine months of 2021 compared to 2022, resulting in a provision benefit, which caused a benefit to the Other segment.

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

	Three Months Ended			Nine Months Ended
Mortgage Originations	September 30, 2022	June 30, 2022	Change	September 30, 2022	September 30, 2021	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$42	$46	$(4)	$144	$186	$(42)
Provision (benefit) for credit losses	2	(6)	8	(1)	(7)	6
Net interest income after provision (benefit) for credit losses	40	52	(12)	145	193	(48)
Net gain on loan sales	32	27	5	104	564	(460)
Loan fees and charges	5	7	(2)	18	55	(37)
Loan administration expense	(7)	(7)	—	(21)	(26)	5
Net return on mortgage servicing rights	26	22	4	77	4	73
Other noninterest income	(3)	(5)	2	(7)	8	(15)
Total noninterest income	53	44	9	171	605	(434)
Compensation and benefits	32	37	(5)	114	151	(37)
Commissions	14	22	(8)	61	155	(94)
Loan processing expense	9	9	—	27	34	(7)
General, administrative and other	16	4	12	31	65	(34)
Total noninterest expense	71	72	(1)	233	405	(172)
Income before indirect overhead allocations and income taxes	22	24	(2)	83	393	(310)
Indirect overhead allocation	(13)	(16)	3	(44)	(50)	6
Provision for income taxes	2	—	2	6	72	(66)
Net income	$7	$8	$(1)	$33	$271	$(238)

Key Metrics
Mortgage rate lock commitments (fallout-adjusted) (1)(2)	$4,800	$7,100	$(2,300)	$19,600	$36,000	$(16,400)
Noninterest expense to closing volume	1.01%	0.94%	0.07%	1.02%	1.00%	0.02%
Number of FTE employees	1,573	1,697	(124)	1,573	2,132	(559)
(1)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.
(2)Rounded to nearest hundred million.

Comparison to Prior Quarter

The Mortgage Originations segment reported net income of $7 million for the quarter ended September 30, 2022 as compared to $8 million for the quarter ended June 30, 2022. The $1 million decrease was driven by the following:

•Net gain on loan sales increased $5 million as compared to the second quarter 2022. Gain on sale margins increased by 28 basis points to 66 basis points for the third quarter 2022, as compared to 39 basis points for the second quarter 2022. The overall increase was primarily due to improved secondary marketing performance which was partially offset by a 32 percent decline in fallout-adjusted locks as a result of lower refinance volumes caused by the rising interest rate environment.

•Net interest income decreased $4 million primarily due to a $0.6 billion, or 17 percent, decline in the LHFS portfolio.

•Our mortgage servicing rights portfolio yielded an annualized 12 percent return for the quarter. Net return on mortgage servicing rights decreased $4 million, to $26 million for the third quarter 2022, compared to a $22 million net return for the second quarter 2022.

•General, administrative and other noninterest expense decreased $12 million due to lower intersegment expense.

•Compensation and benefits declined $5 million and commissions decreased $8 million due to a reduction in retail mortgage closings.

Comparison to Prior Year to Date

The Mortgage Originations segment reported net income of $33 million for the nine months ended September 30, 2022 and $271 million for the nine months ended September 30, 2021. The decrease was driven by the following:

•Net gain on loan sales decreased $460 million primarily due to $16.4 billion lower FOALs and a 104 basis points decrease in our gain on sale margin driven by the challenging mortgage market, competitive factors relative to the prior year and a significant reduction in retail channel volumes. The decline in retail volumes also resulted in a $37 million decline in loan fees and charges.

•The decline in FOAL and loan closings was partially offset by the associated decline in commissions of $94 million and a decline in compensation and benefits of $37 million.

•Net return on mortgage servicing rights, including the impact of economic hedges, increased $73 million, primarily driven by the hedge strategies deployed and the increase in interest rates during 2022.

•General, administrative and other noninterest expense decreased $34 million primarily due to lower intersegment expense allocations from the Other segment given the lower asset base and income of the business. Additionally, the allocated benefits from the ACL reductions were larger in 2021 as compared to 2022.

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

	Three Months Ended			Nine Months Ended
Mortgage Servicing	September 30, 2022	June 30, 2022	Change	September 30, 2022	September 30, 2021	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$6	$4	$2	$13	$11	$2
Loan fees and charges	14	22	(8)	57	57	—
Loan administration income	43	44	(1)	130	120	10
Total noninterest income	57	66	(9)	187	177	10
Compensation and benefits	17	18	(1)	51	47	4
Loan processing expense	10	12	(2)	31	24	7
General, administrative and other	22	23	(1)	66	66	—
Total noninterest expense	49	53	(4)	148	137	11
Income before indirect overhead allocations and income taxes	14	17	(3)	52	51	1
Indirect overhead allocation	(7)	(7)	—	(20)	(14)	(6)
Provision for income taxes	2	2	—	7	8	(1)
Net income	$5	$8	$(3)	$25	$29	$(4)

Key Metrics
Average number of residential loans serviced (1)	1,402,000	1,319,000	83,000	1,402,000	1,193,000	209,000
Number of FTE employees	708	748	(40)	708	727	(19)
(1)Rounded to nearest thousand.

The following table presents loans serviced and the number of accounts associated with those loans:

	September 30, 2022		June 30, 2022		March 31, 2022		December 31, 2021		September 30, 2021
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Loan Servicing
Subserviced for others (2)	$284,120	1,090,130	$293,808	1,160,087	$253,013	1,041,251	$246,858	1,032,923	$230,045	1,007,557
Serviced for others (3)	67,918	267,416	41,557	160,387	40,065	154,404	35,074	137,243	31,354	124,665
Serviced for own loan portfolio (4)	7,801	63,461	7,959	62,217	7,215	60,167	8,793	63,426	10,410	70,738
Total loans serviced	$359,839	1,421,007	$343,324	1,382,691	$300,293	1,255,822	$290,725	1,233,592	$271,809	1,202,960
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

Comparison to Prior Quarter

The Mortgage Servicing segment reported net income of $5 million for the quarter ended September 30, 2022, compared to net income of $8 million for the quarter ended June 30, 2022.

Comparison to Prior Year to Date

The Mortgage Servicing segment reported net income of $25 million for the nine months ended September 30, 2022, compared to net income of $29 million for the nine months ended September 30, 2021. The $4 million decrease in net income was driven by higher intersegment expenses.

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

	Three Months Ended			Nine Months Ended
Other	September 30, 2022	June 30, 2022	Change	September 30, 2022	September 30, 2021	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$31	$7	$24	$22	$(85)	$107
(Benefit) provision for credit losses	(10)	(16)	6	(55)	(83)	28
Net interest income after (benefit) provision for credit losses	41	23	18	77	(2)	79
Loan fees and charges	—	—	—	—	(1)	1
Loan administration expense	(17)	(3)	(14)	(23)	(8)	(15)
Other noninterest income	6	6	—	19	20	(1)
Total noninterest income	(11)	3	(14)	(4)	11	(15)
Compensation and benefits	37	39	(2)	114	123	(9)
Commissions	—	—	—	—	(1)	1
Loan processing expense	1	1	—	3	3	—
General, administrative and other	16	28	(12)	81	128	(47)
Total noninterest expense	54	68	(14)	198	253	(55)
Income before indirect overhead allocations and income taxes	(24)	(42)	18	(125)	(244)	119
Indirect overhead allocation	30	35	(5)	96	90	6
Provision for income taxes	1	4	(3)	1	(22)	23
Net gain (loss)	$5	$(11)	$16	$(30)	$(132)	$102

Key Metrics
Number of FTE employees	1,375	1,375	—	1,375	1,484	(109)

Comparison to Prior Quarter

The Other segment reported a net gain of $5 million for the quarter ended September 30, 2022, compared to a net loss of $11 million for the quarter ended June 30, 2022. The $16 million improvement was primarily driven by a $24 million increase in net interest income.

Comparison to Prior Year to Date

The Other segment reported a net loss of $30 million for the nine months ended September 30, 2022, compared to a net loss of $132 million for the nine months ended September 30, 2021. The $102 million improvement was primarily driven by a $107 million increase in net interest income as a result of the net impact of rising rates on our overall net asset position and the hedging actions we took beginning in the first quarter of 2022. Additionally, in the first nine months of 2021, we recorded a $35 million final settlement expense for the DOJ Liability which did not reoccur.

Risk Management

Certain risks are inherent in our business and include, but are not limited to, credit, market, liquidity, strategic, reputation, compliance, and operational risks. We continuously invest in our risk management activities which are focused on ensuring we properly identify, measure and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. We hold capital to protect us from unexpected loss arising from these risks.

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

We maintain credit limits in compliance with regulatory requirements. Under HOLA, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 plus Tier 2 capital and any portion of the ACL not included in Tier 2 capital. This limit was $452 million as of September 30, 2022. We maintain a more conservative maximum internal Bank credit limit than required by HOLA, generally not exceeding $125 million to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships, which have a higher internal Bank limit of $250 million. All warehouse advances are fully collateralized by residential mortgage loans and this asset class has had very low levels of historical loss. We have a tracking and reporting process to monitor lending concentration levels, and all new commercial credit exposures to a single or related borrower that exceed $50 million and all new warehouse credit exposures to a single or related borrower that exceed $75 million must be approved by the Board of Directors. Exceptions to these levels are made to strong borrowers on a case by case basis, with the approval of the Board of Directors.

Our commercial loan portfolio has been built on our relationship-based lending strategy. We provide financing and banking products to our commercial customers in our core banking footprint and we will follow those established customer relationships to meet their financing needs in areas outside of our footprint. We have also formed relationship lending on a national scale through our home builder finance and warehouse lending businesses. At September 30, 2022, we had $10.5 billion UPB in our commercial loan portfolio, including our warehouse lending and home builder finance businesses, which accounted for 50 percent of the total. Of the remaining commercial loans in our portfolio, the majority of CRE and C&I loans were with customers who have established relationships within our core banking footprint.

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

Loans Held-for-Investment

The following table summarizes the amortized cost of our LHFI by category:

	September 30, 2022	% of Total	December 31, 2021	% of Total	Change
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,147	19.9%	$1,536	11.5%	$1,611
Home equity (1)	769	4.9%	613	4.5%	156
Other	1,411	8.9%	1,236	9.2%	175
Total consumer loans	5,327	33.7%	3,385	25.2%	1,942
Commercial loans
Commercial real estate	3,721	23.6%	3,223	24.0%	498
Commercial and industrial	3,188	20.2%	1,826	13.6%	1,362
Warehouse lending	3,557	22.5%	4,974	37.1%	(1,417)
Total commercial loans	10,466	66.3%	10,023	74.8%	443
Total loans held-for-investment	$15,793	100.0%	$13,408	100.0%	$2,385
(1)Includes second mortgages, HELOCs, and HELOANs.

Our commercial loan portfolio grew $443 million, or 4 percent, from December 31, 2021 to September 30, 2022, as growth of $1.9 billion in our CRE and C&I portfolios was partially offset by lower warehouse lending as a result of the weaker mortgage origination market. Our commercial loan growth was led by MSR loans which are included in our C&I portfolio. We also grew our consumer portfolio $1.9 billion led by growth in strong credit quality residential first mortgages.

Residential first mortgage loans. We originate or purchase various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. As of September 30, 2022, loans in this portfolio had an average current FICO score of 738 and a weighted average current LTV of 54 percent. At September 30, 2022, the residential first mortgage loan portfolio includes home equity loans in a first lien position totaling $95 million.

The following table presents amortized cost of our total residential first mortgage LHFI by major category:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and current FICO scores (2):
Equal to or greater than 660	$1,966	$988
Less than 660	32	50
80% and greater and current FICO scores (2):
Equal to or greater than 660	1,036	385
Less than 660	113	113
Total	$3,147	$1,536
Geographic region
California	$1,220	$441
Michigan	470	400
Texas	200	83
Washington	192	59
Florida	161	68
New York	99	38
Colorado	62	30
Indiana	51	34
Illinois	44	31
New Jersey	33	24
Other	615	328
Total	$3,147	$1,536
(1)LTVs reflect loan balance at the date reported, as a percentage of appraised property value at loan closing.
(2)FICO scores are updated at least on a quarterly basis or more frequently, if available.

The following table presents the amortized cost of our total residential first mortgage LHFI as of September 30, 2022, by year of closing:

	2022	2021	2020	2019	2018 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans	$1,894	$322	$181	$216	$534	$3,147
Percent of total	60.2%	10.2%	5.8%	6.8%	17.0%	100.0%

Home equity. Our home equity portfolio includes second mortgage loans in the form of HELOANs and HELOCs. These loans are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 700. HELOANs are fixed rate loans and are available with terms up to 20 years. HELOCs are variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. As of September 30, 2022, loans in this portfolio had an average current FICO score of 752.

Other consumer loans. Our other consumer loan portfolio consists of secured and unsecured loans originated through our indirect lending business, third party closings and our Community Banking segment.

The following table presents amortized cost of our other consumer loan portfolio by purchase type:

	September 30, 2022		December 31, 2021
	Balance	% of Portfolio	Balance	% of Portfolio
	(Dollars in millions)
Indirect lending	$1,071	76%	$926	75%
Point of sale	283	20%	272	22%
Other	57	4%	38	3%
Total other consumer loans	$1,411	100%	$1,236	100%

Other consumer loans increased $175 million to $1.4 billion as of September 30, 2022, compared to $1.2 billion at December 31, 2021, driven by growth in our non-auto indirect lending and point of sale portfolios. Within the indirect lending portfolio, 68 percent is secured by boats and 32 percent is secured by recreational vehicles. As of September 30, 2022, loans in our indirect portfolio had an average current FICO score of 751. Point of sale loans consist of unsecured consumer installment loans originated for home improvement purposes through a third-party financial technology company who also provides us a level of credit loss protection. We are not currently originating new point of sale loans.

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

Our national home builder finance program within our commercial portfolio contained $3.8 billion in commitments with $1.7 billion in outstanding loans as of September 30, 2022. Of these outstanding loans $1.2 billion are collateralized and included in our CRE portfolio while $343 million are unsecured and included in our C&I portfolio.

As of September 30, 2022, our CRE portfolio included $166 million of SNCs and no leveraged lending loans compared to $186 million of SNCs and no leveraged lending loans as of December 31, 2021. As of September 30, 2022, the SNC portfolio had eight borrowers with an average amortized cost of $21 million and an average commitment of $25 million. There were no nonperforming SNCs or leveraged loans as of September 30, 2022 and there was no SNC loans that were rated as substandard. There was no special mention SNC loans outstanding as of September 30, 2022. There were no leveraged loans outstanding that were rated as special mention or substandard as of September 30, 2022.

The following table presents the amortized cost of our total CRE LHFI by collateral location and collateral type:

	MI	TX	CA	CO	FL	Other	Total	% by collateral type
	(Dollars in millions)
September 30, 2022
Home builder	$35	$247	$166	$181	$155	$399	$1,183	31.8%
Multi family	195	41	80	42	—	134	492	13.2%
Owner occupied	285	3	19	—	2	65	374	10.1%
Hotel	166	—	26	—	66	210	468	12.6%
Retail (1)	215	—	2	4	1	60	282	7.6%
Senior living facility	128	24	—	—	17	119	288	7.7%
Office	178	—	20	—	1	55	254	6.8%
Industrial	66	—	12	—	19	14	111	3.0%
Parking garage/lot	46	—	—	—	—	21	67	1.8%
Shopping Mall	—	—	16	—	—	—	16	0.4%
All other (2)	28	48	7	—	23	80	186	5.0%
Total	$1,342	$363	$348	$227	$284	$1,157	$3,721	100.0%
Percent by state	36.1%	9.8%	9.3%	6.1%	7.6%	31.1%	100.0%
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

As of September 30, 2022, our C&I portfolio included $1.6 billion of SNCs. The finance and insurance sector and the services sector comprised the majority of the portfolio's NBV with 48 and 25 percent of the balance, respectively. The SNC portfolio had fifty-six borrowers with an average amortized net book value of $29 million and an average commitment of $47 million. There were no NPLs, no loans were rated as special mention, and loans totaling $20 million of amortized cost were rated as substandard as of September 30, 2022.

As of September 30, 2022, our C&I portfolio included $454 million of leveraged lending, of which $309 million were SNCs, which were also included in the SNC portfolio discussed in the prior paragraph. The manufacturing sector comprised 38 percent of the leveraged lending portfolio, and the financial and insurance sector comprised 16 percent. There were no NPLs as of September 30, 2022, and three borrowers with loans totaling $24 million were rated substandard and no loans were rated as special mention.

Included in the financial and insurance sector within our C&I portfolio are $1.0 billion in loans outstanding to 14 borrowers that are collateralized by MSR assets with an average net book value of $73 million and an average commitment of $98 million. The ratio of the loan outstanding to the fair market value of the collateral ranges from 21 percent to 69 percent.

The following table presents the amortized cost of our total C&I LHFI by borrower's geographic location and industry type as defined by the North American Industry Classification System:

	MI	FL	NY	SC	TX	MN	CA	OH	IN	WI	Other	Total	% by industry
	(Dollars in millions)
September 30, 2022
Financial & Insurance	$77	$—	$131	$199	$19	$—	$20	$16	$21	$14	$100	$597	18.7%
Mortgage Servicing Rights	—	249	287	11	150	200	—	37	—	—	93	1,027	32.2%
Services	129	34	1	30	14	21	10	1	3	—	103	346	10.9%
Manufacturing	261	—	—	—	—	—	—	—	—	6	43	310	9.7%
Home Builder Finance	—	180	—	51	76	—	148	—	—	—	51	506	15.9%
Rental & Leasing	131	34	29	—	—	—	—	—	8	—	49	251	7.9%
Distribution	58	—	—	—	—	—	17	1	1	—	4	81	2.5%
Healthcare	3	—	—	—	—	—	1	18	—	—	10	32	1.0%
Government & Education	2	—	—	—	—	—	—	—	—	—	12	14	0.4%
Commodities	—	—	—	—	—	—	5	—	1	—	18	24	0.8%
Total	$661	$497	$448	$291	$259	$221	$201	$73	$34	$20	$483	$3,188	100.0%
Percent by state	20.7%	15.6%	14.1%	9.1%	8.1%	6.9%	6.3%	2.3%	1.1%	0.6%	15.2%	100.0%

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

Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. The aggregate committed amount of warehouse lines of credit granted to other mortgage lenders at September 30, 2022 was $11.6 billion, of which $3.6 billion was outstanding, compared to $12.0 billion at December 31, 2021, of which $5.0 billion was outstanding. Of the total warehouse loans outstanding as of September 30, 2022, 48 percent were collateralized by agency and conventional loans, 23 percent were collateralized by government loans, 24 percent were collateralized by non-qualified mortgage loans and 5 percent were collateralized by jumbo loans.

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

Nonperforming assets

The following table sets forth our nonperforming assets:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
LHFI
Residential first mortgage (1)	$54	$38
Home equity	6	7
Other consumer	4	4
Commercial and industrial	—	32
Total nonperforming LHFI	64	81
TDRs
Residential first mortgage	28	11
Home equity	2	2
Total nonperforming TDRs	30	13
Total nonperforming LHFI and TDRs	94	94
Real estate and other nonperforming assets, net	6	6
LHFS	17	17
Total nonperforming assets	$117	$117
Nonperforming assets to total assets (2)	0.39%	0.39%
Nonperforming LHFI and TDRs to LHFI	0.59%	0.70%
Nonperforming assets to LHFI and repossessed assets (2)	0.63%	0.74%
(1)Includes $44 million of first residential mortgage loans that are current in accordance with their forbearance exit plan and have not yet returned to accrual status as of September 30, 2022.
(2)Ratio excludes LHFS, which are recorded at fair value.

The following table sets forth activity related to our total nonperforming LHFI and TDRs:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
	(Dollars in millions)		(Dollars in millions)
Beginning balance	$99	$107	$93	$56
Additions	10	16	80	75
Principal payments	(6)	(8)	(24)	(25)
Charge-offs	(1)	(1)	(27)	(8)
Return to performing status	(6)	(15)	(26)	(2)
Transfers to REO	(2)	—	(2)	(2)
Total nonperforming LHFI and TDRs (1)	$94	$99	$94	$94
(1)Includes less than 90 days past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

Delinquencies

The following table sets forth loans 30-89 days past due in our LHFI portfolio:

	September 30, 2022		December 31, 2021
	Amount	% of LHFI	Amount	% of LHFI
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$13	0.08%	$48	0.36%
Home equity	4	0.03%	9	0.07%
Other consumer	6	0.04%	5	0.04%
Total consumer loans	23	0.15%	62	0.46%
Commercial loans
C&I	5	0.03%	—	—%
Warehouse Lending	6	0.04%	—	—%
Total commercial loans	11	0.07%	—	—%
Total performing loans past due 30-89 days	$34	0.22%	$62	0.46%

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

The table below summarizes borrowers in our consumer loan portfolios that are in active forbearance or were granted a payment deferral:

	As of September 30, 2022			As of December 31, 2021
	Number of Borrowers	UPB	Percent of Portfolio	Number of Borrowers	UPB	Percent of Portfolio
	(Dollars in millions, actual number of borrowers)
Loans Held-For-Investment
Consumer loans
Residential first mortgage	142	$23	0.7%	212	$35	2.3%
Home equity	26	3	0.4%	48	5	0.8%
Other consumer	90	4	0.3%	96	4	0.3%
Total consumer loan deferrals/forbearance	258	$30	0.6%	356	$44	1.3%

Loans Held-For-Sale
Residential first mortgage	17	$7	0.4%	47	$13	0.3%

There were no performing commercial borrowers in payment deferral as of September 30, 2022 or December 31, 2021.

The table below summarizes the percent of our residential loan servicing portfolio in forbearance as of September 30, 2022:

	Total Population		Loans in Forbearance
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Percent of UPB	Percent of Accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$284,120	1,090,130	$2,001	7,980	0.7%	0.7%
Serviced for others (3)	67,918	267,416	394	1,526	0.6%	0.6%
Serviced for own loan portfolio (4)	7,801	63,461	78	465	1.0%	0.7%
Total loans serviced	$359,839	1,421,007	$2,473	9,971	0.7%	0.7%
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

The following table sets forth a summary of TDRs by performing status:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Performing TDRs
Consumer Loans
Residential first mortgage	$19	$14
Home equity	6	8
Total consumer loans	25	22
Commercial Loans
Commercial and industrial	—	2
Total commercial loans	—	2
Total performing TDRs	25	24
Nonperforming TDRs
Nonperforming TDRs	6	8
Nonperforming TDRs, performing for less than six months	24	5
Total nonperforming TDRs	30	13
Total TDRs	$55	$37

At September 30, 2022 our total TDR loans increased $18 million to $55 million compared to $37 million at December 31, 2021 primarily driven by new additions out-pacing principal payments and payoffs. Of our total TDR loans, 45 percent and 65 percent were in performing status at September 30, 2022 and December 31, 2021, respectively. For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Credit Losses

The ACL represents Management's estimate of lifetime losses in our LHFI portfolio which have not yet been realized. For further information see Note 1 - Basis of Presentation and Note 4 - Loans Held-for-Investment.

The following tables present the changes in the ACL balance for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022
	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (2)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Beginning allowance balance	$33	$21	$31	$22	$11	$4	$122	$13	$135
Provision (benefit) for credit losses:
Loan volume	10	2	2	2	4	—	20	1	21
Economic forecast (3)	—	—	—	1	(1)	—	—	—	—
Credit (4)	(11)	—	(3)	2	(1)	—	(13)	—	(13)
Qualitative factor adjustments	—	—	—	(1)	1	(3)	(3)	—	(3)
Charge-offs	(1)	—	(2)	—	—	—	(3)	—	(3)
Recoveries	—	—	1	—	2	—	3	—	3
Ending allowance balance	$31	$23	$29	$26	$16	$1	$126	$14	$140
(1)Includes loans with government guarantees where insurance limits may result in a loss in excess of all or part of the guarantee.
(2)Excludes loans carried under the fair value option.
(3)Includes changes in the lifetime loss rate based on current economic forecasts as compared to forecasts used in the prior quarter.
(4)Includes changes in the probability of default and severity of default based on current borrower and guarantor characteristics, changes in duration, as well as individually evaluated reserves.

	Nine Months Ended September 30, 2022
	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (2)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Beginning allowance balance	$40	$14	$36	$28	$32	$4	$154	$16	$170
Provision (benefit) for credit losses:
Loan volume	14	3	5	3	11	—	36	(2)	34
Economic forecast (3)	3	3	(4)	2	(4)	—	—	—	—
Credit (4)	(24)	2	(5)	(5)	(2)	—	(34)	—	(34)
Qualitative factor adjustments	—	—	—	(2)	(3)	(3)	(8)	—	(8)
Charge-offs	(2)	—	(7)	—	(20)	—	(29)	—	(29)
Recoveries	—	1	4	—	2	—	7	—	7
Ending allowance balance	$31	$23	$29	$26	$16	$1	$126	$14	$140
(1)Includes loans with government guarantees where insurance limits may result in a loss in excess of all or part of the guarantee.
(2)Excludes loans carried under the fair value option.
(3)Includes changes in the lifetime loss rate based on current economic forecasts as compared to forecasts used in the prior quarter.
(4)Includes changes in the probability of default and severity of default based on current borrower and guarantor characteristics, changes in duration, as well as individually evaluated reserves.

The ACL was $140 million at September 30, 2022, compared to $135 million at June 30, 2022. The increase in the allowance is primarily due to loan portfolio growth during the quarter. We utilized the Moody’s August scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. Within our composite forecast, unemployment ends 2022 at 4 percent, increasing to just under 5 percent in 2023, remains static through mid-2024, and ending the year at slightly above 4 and a half percent. GDP continues to recover throughout 2022 and returns to pre-COVID levels in 2024. HPI decreases by 1 percent from the third quarter of 2022 through the fourth quarter of 2022 before decreasing 1 percent by the fourth quarter of 2023.

The ACL as a percentage of LHFI was 0.9 percent as of September 30, 2022 compared to 1.3 percent as of December 31, 2021. Excluding warehouse loans, the allowance as a percentage of LHFI was 1.1 percent at September 30, 2022 compared to 2.0 percent at December 31, 2021. The decrease in the allowance as a percentage of LHFI is reflective of the stable economic forecast used during the period and loan growth being focused in well collateralized portfolios. At September 30, 2022, we had a 1.6 percent and 0.5 percent allowance coverage on our consumer loan portfolio and our commercial loan portfolio, respectively.

The following tables set forth certain information regarding the allocation of our allowance to each loan category, including the allowance amount as a percentage of amortized cost and average loan life:

	September 30, 2022
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of Loan Portfolio	Weighted Average Loan Life (in years)
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,124	19.7%	$32	1.0%	3
Home equity	768	4.9%	24	3.1%	3
Other consumer	1,412	9.0%	30	2.1%	3
Total consumer loans	5,304	33.6%	86	1.6%
Commercial loans
Commercial real estate	$3,721	23.6%	$31	0.9%	2
Commercial and industrial	3,188	20.2%	22	0.7%	2
Warehouse lending	3,557	22.6%	1	—%	—
Total commercial loans	10,466	66.4%	54	0.5%
Total consumer and commercial loans	$15,770	100.0%	$140	0.9%
Total consumer and commercial loans excluding warehouse	$12,213	77.4%	$139	1.1%
(1) Excludes loans carried under the fair value option.
(2) Includes ALLL and reserve for unfunded commitments.

	December 31, 2021
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of Loan Portfolio	Weighted Average Loan Life (in years)
	(Dollars in millions)
Consumer loans
Residential first mortgage	$1,521	11.4%	$40	2.6%	5
Home equity	611	4.6%	14	2.3%	3
Other consumer	1,236	9.2%	37	3.0%	3
Total consumer loans	3,368	25.2%	91	2.7%
Commercial loans
Commercial real estate	$3,223	24.1%	$38	1.2%	1
Commercial and industrial	1,826	13.6%	36	2.0%	2
Warehouse lending	4,974	37.1%	5	0.1%	—
Total commercial loans	10,023	74.8%	79	0.8%
Total consumer and commercial loans	$13,391	100.0%	$170	1.3%
Total consumer and commercial loans excluding warehouse	$8,417	62.9%	$165	2.0%
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

Additional expenses or charges may arise on LGG due to Veteran's Affairs loan insurance limits and FHA property foreclosure and preservation requirements that may result in a loss in excess of all, or part of, the guarantee. During the nine months ended September 30, 2022, we had $0.5 million in net charge-offs related to LGG and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages.

Our LGG portfolio totaled $1.4 billion at September 30, 2022, as compared to $1.7 billion at December 31, 2021. When a GNMA loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) the loan is required to be re-recognized on the balance sheet by the MSR owner. These loans are recorded in LGG, and a liability to repurchase the loans is recorded in other liabilities on the Consolidated Statements of Financial Condition.

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

September 30, 2022
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$770	$9	1.2%
Constant	761	—	—%
(100)	751	(10)	(1.3)%
December 31, 2021
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$882	$122	16.1%
Constant	760	—	—%
(100)	695	(65)	(8.5)%

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

September 30, 2022					December 31, 2021
Scenario	EVE	EVE %	$ Change	% Change	Scenario	EVE	EVE %	$ Change	% Change	Policy Limits for % Change
(Dollars in millions)
300	$4,122	16.9%	$202	5.2%	300	$4,579	18.2%	$1,042	29.5%	(22.5)%
200	4,082	16.7%	162	4.1%	200	4,232	16.8%	695	19.6%	(15.0)%
100	4,026	16.5%	106	2.7%	100	3,939	15.6%	402	11.4%	(7.5)%
Current	3,920	16.1%	—	—%	Current	3,537	14.0%	—	—%	—%
(100)	$3,752	15.4%	(168)	(4.3)%	(100)	N/M	N/M	N/M	N/M	7.5%

Our balance sheet exhibits asset sensitivity in various interest rate scenarios. The increase in EVE as rates rise is the result of the amount of assets that would be expected to reprice exceeding the amount of liabilities repriced. The amount of the change in EVE decreased as of September 30, 2022 compared to December 31, 2021 primarily driven by changes in our hedging activities as described in Note 8 - Derivative Financial Instruments. For each scenario shown, the percentage change in our EVE is within our Board policy limits.

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

Parent Company Liquidity

The Company currently obtains its liquidity primarily from dividends paid by the Bank. The primary uses of the Company's liquidity are debt service, operating expenses and the payment of cash dividends to shareholders, which remained at $0.06 per share in the third quarter 2022. On October 27, 2022 the Flagstar board of directors declared a special dividend of $2.50 per share on its common stock to be paid in the fourth quarter 2022. The Company holds $150 million of subordinated debt which is scheduled to mature on November 1, 2030. The Bank did not pay any dividends to the Company in the third quarter of 2022 and at September 30, 2022, the Company held $180 million of cash on deposit at the Bank which is sufficient to cover the cash outflows needed to service the subordinated debt interest, pay dividends and cover the operating expenses of the Company in excess of 2 years, which is our policy requirement.

The OCC and the FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. Whether an application or notice is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the dividend. Additional restrictions on dividends apply if the Bank fails the QTL test for more than three out of the prior twelve months. As of September 30, 2022, the Bank is in compliance with the QTL test, having qualified assets above the 65 percent requirement for twelve consecutive months. At September 30, 2022, our QTL ratio was 75 percent. At September 30, 2022, the Bank is able to pay dividends to the holding company of approximately $1 billion without submitting an application to the OCC and remain well capitalized.

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

Further, other sources of liquidity include our LHFS portfolio and unencumbered investment securities. We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan closings are readily convertible to cash, either by selling them as part of our monthly agency sales, RMBS, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. In addition, we have the ability to sell unencumbered investment securities or use them as collateral. At September 30, 2022, we had $2.0 billion available in unencumbered investment securities.

Our primary measure of liquidity is a ratio of ready liquidity to volatile funding, the volatile funds coverage ratio (“VFCR”). The VFCR is a liquidity coverage ratio that is customized to our business and ensures we have adequate coverage to meet our liquidity needs during times of liquidity stress. Volatile funds are the portion of the Bank’s funding identified as being at a higher risk of runoff in times of stress. Ready liquidity consists of cash on reserve at the Federal Reserve and unused borrowing capacity provided by the loan and investments portfolios. The VFCR is calculated, reported, and forecasted daily as part of our liquidity management framework and as of September 30, 2022 was 96.8 percent and in compliance with our board policy limit of 90 percent.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is funded with stable core deposits whereas our warehouse loans and LHFS may be funded with FHLB borrowings and custodial deposits. Warehouse loans are typically more liquid than other loan assets, as loans are paid within a short amount of time, when the lender sells the loan to an outside investor or, in some instances, to the Bank. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's average HFI loan-to-deposit ratio was 85.0 percent for the three months ended September 30, 2022. Excluding warehouse loans, which have draws that typically pay off within a few weeks, and custodial deposits, which represent mortgage escrow accounts on deposit with the Bank, the average HFI loan-to-deposit ratio was 88.5 percent for the three months ended September 30, 2022.

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

The following table presents primary sources of funding as of the dates indicated:

	September 30, 2022	December 31, 2021	Change
	(Dollars in millions)
Retail deposits	$9,548	$10,264	$(716)
Government deposits	1,851	2,000	(149)
Wholesale deposits	836	1,141	(305)
Custodial deposits	4,356	4,604	(248)
Total deposits	16,591	18,009	(1,418)
FHLB advances and other short-term debt	4,450	3,280	1,170
Other long-term debt	390	396	(6)
Total borrowed funds	4,840	3,676	1,164
Total funding	$21,431	$21,685	$(254)

The following table presents our borrowing capacity as of the dates indicated:

	September 30, 2022	December 31, 2021	Change
	(Dollars in millions)
FLHB Borrowing capacity
Line of credit available	$30	$30	$—
Collateralized borrowing capacity	11	3,792	(3,781)
Total unused borrowing capacity	$41	$3,822	$(3,781)

FRB discount window
Collateralized borrowing capacity	$1,430	$1,666	$(236)

Unencumbered investment securities
Agency - Commercial (1)	$1,558	$123	$1,435
Agency - Residential (1)	440	55	385
Municipal obligations	12	18	(6)
Corporate debt obligations	36	54	(18)
Other	1	1	—
Total unencumbered investment securities	2,047	251	1,796
Total liquidity sources and borrowing capacity	$3,518	$5,739	$(2,221)
(1) These securities are not currently pledged to the FHLB but are eligible to be pledged, at our discretion.

Deposits

The following table presents the composition of our deposits:

	September 30, 2022		December 31, 2021
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Savings accounts	$3,541	21.3%	$3,751	20.8%	$(210)
Certificates of deposit/CDARS (1)	851	5.1%	951	5.3%	(100)
Demand deposit accounts	1,932	11.6%	1,946	10.8%	(14)
Money market demand accounts	461	2.8%	494	2.7%	(33)
Total branch retail deposits	6,785	40.9%	7,142	39.7%	(357)
Commercial deposits (2)
Demand deposit accounts	2,010	12.1%	2,194	12.2%	(184)
Savings accounts	417	2.5%	520	2.9%	(103)
Money market demand accounts	336	2.0%	408	2.3%	(72)
Total commercial retail deposits	2,763	16.7%	3,122	17.3%	(359)
Total retail deposits	$9,548	57.5%	$10,264	57.0%	$(716)
Government deposits
Savings accounts	$624	3.8%	$721	4.0%	$(97)
Demand deposit accounts	730	4.4%	664	3.7%	66
Certificates of deposit/CDARS (1)	491	3.0%	609	3.4%	(118)
Money market demand accounts	6	—%	6	—%	—
Total government deposits	1,851	11.2%	2,000	11.1%	(149)
Custodial deposits (3)	4,356	26.3%	4,604	25.6%	(248)
Wholesale deposits	836	5.0%	1,141	6.3%	(305)
Total deposits (4)	$16,591	100.0%	$18,009	100.0%	$(1,418)
(1)The aggregate amount of CD with a minimum denomination of $100,000 was approximately $1.0 billion and $1.2 billion at September 30, 2022 and December 31, 2021, respectively.
(2)Contains deposits from commercial and business banking customers.
(3)Represents investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others that have been placed on deposit with the Bank.
(4)Total exposure related to uninsured deposits over $250,000 was approximately $4.3 billion and $6.0 billion at September 30, 2022 and December 31, 2021, respectively.

We utilize local governmental agencies and other public units as an additional source for deposit funding. At September 30, 2022, we were required to hold collateral for certain Michigan, California, Indiana, Wisconsin and Ohio government deposits based on a variety of factors including, but not limited to, the size of individual deposits, FDIC limits and external bank ratings. At September 30, 2022, collateral held on government deposits was $199 million. At September 30, 2022, government deposit accounts included $491 million of CDs with maturities typically less than one year and $1.4 billion of checking and savings accounts.

Custodial deposits arise due to our servicing or subservicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. For certain subservice agreements, we give a LIBOR-based fee credit that reduces subservicing income from the MSR owners who control the $3.3 billion custodial deposit against subservicing income.

We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks and customers may receive FDIC insurance up to $50 million. This program helps the Bank secure larger deposits and attract and retain customers. At September 30, 2022, we had $65 million of total CDs enrolled in the CDARS program, a decrease of $29 million from December 31, 2021.

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

We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, HELOC, CRE loans and investment securities. As of September 30, 2022, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At September 30, 2022, we had $4.5 billion of advances outstanding and an additional $11 million of collateralized borrowing capacity available at the FHLB. Additionally, we had $2.0 billion of unencumbered investment securities that are eligible to be pledged to the FHLB at our discretion.

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

At September 30, 2022, we pledged collateral, which included commercial loans, municipal bonds, and agency bonds, to the FRB of Chicago amounting to $1.7 billion with a lendable value of $1.4 billion. At December 31, 2021, we pledged collateral to the FRB of Chicago amounting to $2.3 billion with a lendable value of $1.7 billion. We do not typically utilize this available funding source, and at September 30, 2022 and December 31, 2021, we had no borrowings outstanding against this line of credit.

Other Unsecured Borrowings

We have access to overnight federal funds purchased lines with other Federal Reserve member institutions. We utilize this source of funding for short-term liquidity needs, depending on the availability and cost of our other funding sources. At September 30, 2022 we had no borrowings outstanding under this source of funding. Additional borrowing capacity under this and other sources of funding can vary depending on market conditions.

Debt

As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock ("trust preferred securities"). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At September 30, 2022, we are current on all interest payments. Additionally, we have $150 million of subordinated debt outstanding (the "Notes"), which mature on November 1, 2030. As of June 30, 2022, both the bank and the holding company have investment grade ratings of subordinated debt from Moody’s and Kroll, of Baa3 and BBB respectively. Accordingly, we believe that we could raise additional funding in the credit markets, if such needs would exist in the future.

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

We believe that the impacts of any previously experienced cyber incidents will not have a material financial impact and we have cyber insurance in place.

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

The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines reached by Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 11.06 percent at September 30, 2022 providing a 606 basis point stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 14.32 percent at September 30, 2022 providing a 432 basis point buffer above the minimum level needed to be considered "well-capitalized".

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

Regulatory Capital

The Bank and Flagstar are subject to the Basel III-based U.S. rules, including capital simplification. These standards limit the amount of net MSRs to 25 percent of CET1 and should the level of mortgage servicing rights exceed 25 percent of common equity Tier 1 capital, we are required to deduct the excess in determining our regulatory capital levels.

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

For the period presented, the following table sets forth our capital ratios as well as our excess capital over well-capitalized minimums.

Flagstar Bancorp	Actual		Well-Capitalized Under Prompt Corrective Action Provisions		Excess Capital Over Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio	Capital Simplification
	(Dollars in millions)
September 30, 2022
Tier 1 leverage capital (to adjusted avg. total assets)	2,759	11.06%	1,247	5.0%	$1,512
Common equity Tier 1 capital (to RWA)	2,519	11.97%	1,368	6.5%	1,151
Tier 1 capital (to RWA)	2,759	13.11%	1,684	8.0%	1,075
Total capital (to RWA)	3,015	14.32%	2,105	10.0%	910

As presented in the table above, our constraining capital ratio is our total capital to risk weighted assets at 14.32 percent. It would take a $0.9 billion after-tax loss, with the balance sheet remaining constant, for our total risk-based capital ratio to fall below the level considered to be "well-capitalized".

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

The following tables provide a reconciliation of non-GAAP financial measures.

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	(Dollars in millions)
Total stockholders' equity	$2,616	$2,693	$2,733	$2,718	$2,645
Less: Goodwill and intangible assets	140	142	145	147	149
Tangible book value/Tangible common equity	$2,476	$2,551	$2,588	$2,571	$2,496

Number of common shares outstanding	53,330,827	53,329,993	53,236,067	53,197,650	52,862,383
Tangible book value per share	$46.42	$47.83	$48.61	$48.33	$47.21

Total assets	$25,443	$24,899	$23,244	$25,483	$27,042
Tangible common equity to assets ratio	9.7%	10.2%	11.1%	10.1%	9.2%

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
	(Dollars in millions, except share data)
Net income	$73	$60	$186	$448
Plus: Intangible asset amortization, net of tax	2	3	5	6
Tangible net income	$75	$63	$191	$454

Total average equity	$2,785	$2,754	$2,742	$2,454
Less: Average goodwill and intangible assets	141	144	144	—
Total average tangible equity	$2,644	$2,610	$2,598	$2,454

Return on average tangible common equity	11.2%	9.5%	9.8%	24.7%
Adjustment to remove DOJ settlement expense	—%	—%	—%	2.3%
Adjustment for former CEO SERP agreement	—%	—%	—%	(0.7)%
Adjustment for merger costs	0.7%	0.6%	0.6%	0.9%
Adjusted return on average tangible common equity	11.9%	10.1%	10.4%	27.2%

Return on average assets	1.2%	1.0%	1.0%	2.1%
Adjustment to remove DOJ	—%	—%	—%	0.1%
Adjustment for former CEO SERP agreement	—%	—%	—%	—%
Adjustment for merger costs	—%	—%	—%	—%
Adjusted return on average assets	1.2%	1.0%	1.0%	2.2%

Adjusted HFI loan-to-deposit ratio.

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	(Dollars in millions)
Average LHFI	$14,640	$13,339	$12,384	$13,314	$13,540
Less: Average warehouse loans	3,541	4,099	3,973	5,148	5,392
Adjusted average LHFI	$11,099	$9,240	$8,411	$8,166	$8,148

Average deposits	$17,216	$17,488	$18,089	$19,816	$19,686
Less: Average custodial deposits	4,681	4,641	4,970	6,309	6,180
Adjusted average deposits	$12,535	$12,847	$13,119	$13,507	$13,506

HFI loan-to-deposit ratio	85.0%	76.3%	68.5%	67.2%	68.8%
Adjusted HFI loan-to-deposit ratio	88.5%	71.9%	64.1%	60.5%	60.3%

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
	(Dollars in millions)
Noninterest expense	$236	$256	$753	$922
Adjustment to remove DOJ settlement expense	—	—	—	35
Adjustment for former CEO SERP agreement	—	—	—	(10)
Adjustment for merger costs	3	3	9	14
Adjusted noninterest expense	$233	$253	$744	$883

Income before income taxes	$92	$77	$237	$581
Adjustment to remove DOJ settlement expense	—	—	—	35
Adjustment for former CEO SERP agreement	—	—	—	(10)
Adjustment for merger costs	3	3	9	14
Adjusted income before income taxes	$95	$80	$246	$620

Provision for income taxes	$19	$17	$51	$133
Adjustment to remove DOJ settlement expense	—	—	—	(8)
Adjustment for former CEO SERP agreement	—	—	—	2
Adjustment for merger costs	(1)	—	(2)	(3)
Adjusted provision for income taxes	$20	$17	$53	$142

Net income	$73	$60	$186	$448
Adjusted net income	$75	$63	$193	$478

Weighted average common shares outstanding	53,330,518	53,269,631	53,273,743	52,767,923
Weighted average diluted common shares	53,610,266	53,535,448	53,574,690	53,499,289
Adjusted basic earnings per share	$1.42	$1.18	$3.62	$9.04
Adjusted diluted earnings per share	$1.41	$1.17	$3.60	$8.92

Average interest earning assets	$21,905	$20,958	$21,479	$26,029
Net interest margin	3.98%	3.69%	3.60%	2.90%
Adjustment for LGG loans available for repurchase	0.02%	0.01%	0.01%	0.14%
Adjusted net interest margin	4.00%	3.70%	3.61%	3.04%

Efficiency Ratio	70.9%	79.1%	76.7%	65.5%
Adjustment to remove DOJ settlement expense	—%	—%	—%	(2.5)%
Adjustment for former CEO SERP agreement	—%	—%	—%	0.7%
Adjustment for merger costs	(1.1)%	(1.0)%	(1.0)%	(1.0)%
Adjusted efficiency ratio	69.8%	78.1%	75.7%	62.7%

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

Item 1. Financial Statements
Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$313	$277
Interest-earning deposits	105	774
Total cash and cash equivalents	418	1,051
Investment securities available-for-sale	2,627	1,804
Investment securities held-to-maturity	159	205
Loans held-for-sale ($1,822 and $4,920 measured at fair value, respectively)	1,830	5,054
Loans held-for-investment ($24 and $16 measured at fair value, respectively)	15,793	13,408
Loans with government guarantees	1,370	1,650
Less: allowance for loan losses	(126)	(154)
Total loans held-for-investment and loans with government guarantees, net	17,037	14,904
Mortgage servicing rights	1,026	392
Federal Home Loan Bank stock	329	377
Premises and equipment, net	354	360
Goodwill and intangible assets	140	147
Bank-owned life insurance	372	365
Other assets	1,151	824
Total assets	$25,443	$25,483
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$6,802	$7,088
Interest bearing deposits	9,789	10,921
Total deposits	16,591	18,009
Short-term Federal Home Loan Bank advances and other	3,450	1,880
Long-term Federal Home Loan Bank advances	1,000	1,400
Other long-term debt	390	396
Other liabilities	1,396	1,080
Total liabilities	22,827	22,765
Commitments and contingencies (refer to Note 15)
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 shares authorized; 53,330,827 and 53,197,650 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,361	1,355
Accumulated other comprehensive (loss) income	(249)	35
Retained earnings	1,503	1,327
Total stockholders’ equity	2,616	2,718
Total liabilities and stockholders’ equity	$25,443	$25,483

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)
Interest Income
Loans	$230	$197	$587	$579
Investment securities	22	12	50	35
Interest-earning deposits and other	2	—	3	—
Total interest income	254	209	640	614
Interest Expense
Deposits	11	7	24	25
Short-term Federal Home Loan Bank advances and other	15	1	18	3
Long-term Federal Home Loan Bank advances	4	3	10	9
Other long-term debt	5	3	11	11
Total interest expense	35	14	63	48
Net interest income	219	195	577	566
Provision (benefit) for credit losses	5	(23)	(8)	(95)
Net interest income after benefit for credit losses	214	218	585	661
Noninterest Income
Net gain on loan sales	32	169	104	564
Loan fees and charges	20	33	76	112
Net return (loss) on mortgage servicing rights	26	9	77	4
Loan administration income	18	31	84	85
Deposit fees and charges	8	9	26	26
Other noninterest income	10	15	38	51
Total noninterest income	114	266	405	842
Noninterest Expense
Compensation and benefits	113	130	362	396
Occupancy and equipment	45	46	136	141
Commissions	15	44	63	156
Loan processing expense	21	22	65	65
Legal and professional expense	11	12	32	32
Federal insurance premiums	4	6	12	16
Intangible asset amortization	2	3	7	8
General, administrative and other	25	23	76	108
Total noninterest expense	236	286	753	922
Income before income taxes	92	198	237	581
Provision for income taxes	19	46	51	133
Net income	$73	$152	$186	$448
Net income per share
Basic	$1.36	$2.87	$3.49	$8.48
Diluted	$1.35	$2.83	$3.47	$8.37
Cash dividends declared	$0.06	$0.06	$0.18	$0.18
Weighted average shares outstanding
Basic	53,330,518	52,862,288	53,273,743	52,767,923
Diluted	53,610,266	53,659,422	53,574,690	53,499,289
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)
Net income	$73	$152	$186	$448
Other comprehensive (loss) income, net of tax
Investment securities	(87)	(8)	(213)	(25)
Derivatives and hedging activities	(63)	1	(71)	16
Other comprehensive loss, net of tax	(150)	(7)	(284)	(9)
Comprehensive (loss) income	$(77)	$145	$(98)	$439

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)
(unaudited)

	Common Stock			Accumulated Other Comprehensive Income		Total Stockholders’ Equity
Three Months Ended September 30, 2022	Number of Shares	Amount	Additional Paid in Capital		Retained Earnings
Balance at June 30, 2022	53,329,993	$1	$1,358	$(99)	$1,433	$2,693
Net income	—	—	—	—	73	73
Total other comprehensive loss	—	—	—	(150)	—	(150)
Stock-based compensation	616	—	3	—	—	3
Dividends declared and paid	218	—	—	—	(3)	(3)
Balance at September 30, 2022	53,330,827	$1	$1,361	$(249)	$1,503	$2,616

Nine Months Ended September 30, 2022
Balance at December 31, 2021	53,197,650	$1	$1,355	$35	$1,327	$2,718
Net income	—	—	—	—	186	186
Total other comprehensive loss	—	—	—	(284)	—	(284)
Stock-based compensation	132,581	—	6	—	—	6
Dividends declared and paid	596	—	—	—	(10)	(10)
Balance at September 30, 2022	53,330,827	$1	$1,361	$(249)	$1,503	$2,616

Three Months Ended September 30, 2021
Balance at June 30, 2021	52,862,264	$1	$1,356	$45	$1,096	$2,498
Net income	—	—	—	—	152	152
Total other comprehensive loss	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	6	—	—	6
Dividends declared and paid	119	—	—	—	(4)	(4)
Balance at September 30, 2021	52,862,383	$1	$1,362	$38	$1,244	$2,645

Nine Months Ended September 30, 2021
Balance at December 31, 2020	52,656,067	$1	$1,346	$47	$807	$2,201
Net income	—	—	—	—	448	448
Total other comprehensive loss	—	—	—	(9)		(9)
Shares issued from the Employee Stock Purchase Plan	106,707	—	—	—	—	—
Stock-based compensation	99,255	—	16	—	—	16
Dividends declared and paid	354	—	—	—	(11)	(11)
Balance at September 30, 2021	52,862,383	$1	$1,362	$38	$1,244	$2,645

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
Operating Activities
Net cash provided by (used in) operating activities	$2,379	$(1,585)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	1,035	1,322
Collection of principal on investment securities AFS	225	572
Purchase of investment securities AFS and other	(1,351)	(283)
Collection of principal on investment securities HTM	46	141
Proceeds received from the sale of LHFI	—	79
Net closings, purchases, and principal repayments of LHFI	(2,407)	1,919
Acquisition of premises and equipment, net of proceeds	(46)	(27)
Net sale of FHLB stock	48	—
Net proceeds from the sale of MSRs	32	147
Purchase of MSRs	(303)	—
Other, net	(25)	(13)
Net cash (used in) provided by investing activities	(2,746)	3,857
Financing Activities
Net change in deposit accounts	(1,418)	(636)
Net change in short-term FHLB borrowings and other short-term debt	1,570	(2,030)
Proceeds from increases in FHLB long-term advances and other debt	750	200
Repayment of long-term FHLB advances	(1,150)	—
Repayment of long-term debt	—	(246)
Net receipt of payments of loans serviced for others	51	(50)
Dividends declared and paid	(11)	(11)
Other	8	26
Net cash used in financing activities	(200)	(2,747)
Net change in cash, cash equivalents and restricted cash (1)	(567)	(475)
Beginning cash, cash equivalents and restricted cash (1)	1,092	654
Ending cash, cash equivalents and restricted cash (1)	$525	$179
Supplemental disclosure of cash flow information
Non-cash reclassification of LHFI to LHFS	$6	$53
Non-cash reclassification of LHFS to securitized LHFS	$1,035	$1,517
MSRs resulting from sale or securitization of loans	$262	$196
Beneficial interest in RMBS	$—	$195
Operating section supplemental disclosures
Proceeds from sales of LHFS	$22,922	$39,929
Closings, premium paid and purchase of LHFS, net of principal repayments	$(21,162)	$(41,112)
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

Subsequent Events

On October 27, 2022, Flagstar and NYCB received the requisite approval of the Office of the Comptroller of the Currency (the "OCC") to convert Flagstar Bank, FSB to a national bank to be known as Flagstar Bank, N.A., and to merge New York Community Bank into Flagstar Bank, N.A. with Flagstar Bank, N.A. being the surviving entity (the “OCC Approval”).

In addition to receiving the OCC Approval, on October 27, 2022, NYCB and Flagstar entered into Amendment No. 2 (the “Second Amendment”) to the Merger Agreement to extend the Termination Date to December 31, 2022. Completion of the merger remains subject to approval from the Board of Governors of the Federal Reserve System.

On October 27, 2022 the Flagstar board of directors declared a special dividend of $2.50 per share on its common stock. The dividend will be paid on November 17, 2022 to shareholders of record at the close of business on November 7, 2022.

On November 4, 2022, Flagstar and NYCB, received regulatory approval from the Board of Governors of the Federal Reserve System (the “Fed Approval”) for the previously announced pending acquisition of Flagstar which is expected to occur on December 1, 2022.

Note 2 - Investment Securities

The following table presents our investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
September 30, 2022
Available-for-sale securities
Agency - Commercial	$1,990	$—	$(150)	$1,840
Agency - Residential	589	—	(82)	507
Corporate debt obligations	59	—	(1)	58
Municipal obligations	16	—	(2)	14
Other MBS	245	—	(38)	207
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$2,900	$—	$(273)	$2,627
Held-to-maturity securities
Agency - Commercial	$75	$—	$(6)	$69
Agency - Residential	84	—	(8)	76
Total held-to-maturity securities (1)	$159	$—	$(14)	$145
December 31, 2021
Available-for-sale securities
Agency - Commercial	$739	$8	$—	$747
Agency - Residential	690	9	(3)	696
Corporate debt obligations	70	3	—	73
Municipal obligations	20	—	—	20
Other MBS	268	—	(1)	267
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$1,788	$20	$(4)	$1,804
Held-to-maturity securities
Agency - Commercial	$99	$1	$—	$100
Agency - Residential	106	3	—	109
Total held-to-maturity securities (1)	$205	$4	$—	$209
(1)There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at September 30, 2022 or December 31, 2021.

We evaluate AFS debt securities where the value has declined below amortized cost for impairment. If we intend to sell or believe it is more likely than not that we will be required to sell the debt security, it is written down to fair value through earnings. For AFS debt securities that we intend to hold, we evaluate the debt securities for expected credit losses, except for debt securities that are guaranteed by the U.S. Treasury, U.S. government agencies or sovereign entities of high credit quality for which we apply a zero loss assumption, and which comprised 90 percent of our AFS portfolio as of September 30, 2022. For the remaining AFS securities, credit losses are recognized as an increase to the ACL through the credit loss provision. If any of the decline in fair value is related to market factors, that amount is recognized in OCI. We had no unrealized credit losses during the three months and nine months ended September 30, 2022 and the year ended December 31, 2021.

We separately evaluate our HTM debt securities for any credit losses. As of September 30, 2022 and December 31, 2021, our entire HTM portfolio qualified for the zero loss assumption as all securities are guaranteed by the U.S. Treasury or U.S. government agencies.

Investment securities transactions are recorded on the trade date for purchases and sales. Interest earned on investment securities, including the amortization of premiums and the accretion of discounts, is determined using the effective interest method over the period of maturity and recorded in interest income in the Consolidated Statements of Operations. Accrued interest receivable on investment securities totaled $7 million at September 30, 2022 and $4 million at December 31, 2021, and was reported in other assets on the Consolidated Statements of Financial Condition.

Available-for-sale securities

Securities AFS are carried at fair value. Unrealized gains and losses on AFS securities are reported as a component of other comprehensive income.

We purchased $453 million and $1.4 billion of AFS securities, which were comprised of U.S. government sponsored agency MBS and certificates of deposit during the three and nine months ended September 30, 2022, respectively. We purchased $0 million and $283 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, CD and corporate debt obligations during the three and nine months ended September 30, 2021, respectively. We did not retain any passive interests in our own private MBS during the three and nine months ended September 30, 2022. We retained $137 million and $195 million of passive interests in our own private MBS during the three and nine months ended September 30, 2021.

There were no sales of AFS securities during both the three and nine months ended September 30, 2022 and September 30, 2021 other than those related to mortgage loans that had been securitized for sale in the normal course of business.

Held-to-maturity securities

Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

There were no purchases or sales of HTM securities during both the three and nine months ended September 30, 2022 and September 30, 2021.

The following table summarizes the unrealized loss positions on AFS and HTM investment securities, by duration of the unrealized loss:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
September 30, 2022
Available-for-sale securities
Agency - Commercial	$4	2	$—	$1,836	114	$(150)
Agency - Residential	202	13	(49)	306	80	(33)
Municipal obligations	—	—	—	14	10	(2)
Corporate debt obligations	—	—	—	52	13	(1)
Other mortgage-backed securities	56	3	(12)	79	7	(26)
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$69	24	$(6)
Agency - Residential	—	—	—	76	47	(8)
December 31, 2021
Available-for-sale securities
Agency - Commercial	$4	2	$—	$143	9	$—
Agency - Residential	—	—	—	291	19	(3)
Municipal obligations	—	—	—	3	1	—
Other mortgage-backed securities	—	1	—	147	5	(1)
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$—	1	$—

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

The following table shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-Maturity
	Amortized Cost	Fair Value	Weighted Average Yield (1)	Amortized Cost	Fair Value	Weighted Average Yield (1)
	(Dollars in millions)
September 30, 2022
Due in one year or less	$5	$5	2.18%	$—	$—	—%
Due after one year through five years	13	13	5.57%	3	3	2.86%
Due after five years through 10 years	176	162	2.73%	2	2	1.97%
Due after 10 years	2,706	2,447	3.09%	154	140	2.53%
Total	$2,900	$2,627		$159	$145
(1) Weighted-average yields are based on amortized cost weighted for the contractual maturity of each security.

We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At September 30, 2022 and December 31, 2021, we had pledged investment securities of $596 million and $1.5 billion, respectively.

Note 3 - Loans Held-for-Sale

The majority of our mortgage loans originated as LHFS are ultimately sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label MBS. At September 30, 2022 and December 31, 2021, LHFS totaled $1.8 billion and $5.1 billion, respectively. For the nine months ended September 30, 2022, we had net gains on loan sales associated with LHFS of $104 million as compared to $564 million for the nine months ended September 30, 2021.

At September 30, 2022, residential LHFS of $8 million, net of corporate advance, were recorded at the lower of cost or fair value. At December 31, 2021, we recorded $116 million residential LHFS and commercial LHFS of $18 million at the lower of cost or fair value. We elected the fair value option for the remainder of the loans in the portfolio.

Note 4 - Loans Held-for-Investment

We classify loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. We report LHFI at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs. The accrued interest receivable on LHFI totaled $52 million at September 30, 2022 and $35 million at December 31, 2021 and was reported in other assets on the Consolidated Statements of Financial Condition.

The following table presents our LHFI:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,147	$1,536
Home equity	769	613
Other	1,411	1,236
Total consumer loans	5,327	3,385
Commercial loans
Commercial real estate	3,721	3,223
Commercial and industrial	3,188	1,826
Warehouse lending	3,557	4,974
Total commercial loans	10,466	10,023
Total loans held-for-investment	$15,793	$13,408

The following table presents the UPB of our loan sales and purchases in the LHFI portfolio:

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
Loans Sold (1)
Performing loans	$—	$92
Total loans sold	$—	$92
(1)Upon a change in our intent, the loans were transferred to LHFS and subsequently sold.

We have pledged certain LHFI, LHFS, and LGG to collateralize lines of credit and/or borrowings with the FRB of Chicago and the FHLB of Indianapolis. At September 30, 2022 and December 31, 2021, we had pledged loans of $7.8 billion and $9.9 billion, respectively.

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

We measure the allowance using the applicable dual risk rating model which measures probability of default, loss given default and exposure at default. As of September 30, 2022, we utilized the Moody’s August scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. Within our composite forecast, unemployment ends 2022 at 4 percent, increasing to just under 5 percent in 2023, remains static through mid-2024, and ending the year at slightly above 4 and a half percent. GDP continues to recover throughout 2022 and returns to pre-COVID levels in 2024. HPI decreases by 1 percent from the third quarter of 2022 through the fourth quarter of 2022 before decreasing 1 percent by the fourth quarter of 2023.

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

The following table presents changes in the ALLL, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended September 30, 2022
Beginning balance	$33	$21	$31	$22	$11	$4	$122
(Benefit) provision	(1)	2	(1)	4	3	(3)	4
Charge-offs	(1)	—	(2)	—	—	—	(3)
Recoveries	—	—	1	—	2	—	3
Ending allowance balance	$31	$23	$29	$26	$16	$1	$126
Three Months Ended September 30, 2021
Beginning balance	$48	$17	$38	$58	$38	$3	$202
(Benefit) Provision	(5)	(3)	(5)	(23)	11	—	(25)
Charge-offs	(1)	—	(1)	—	(6)	—	(8)
Recoveries	1	1	—	—	—	—	2
Ending allowance balance	$43	$15	$32	$35	$43	$3	$171

Nine Months Ended September 30, 2022
Beginning balance	$40	$14	$36	$28	$32	$4	$154
(Benefit) provision	(7)	8	(4)	(2)	2	(3)	(6)
Charge-offs	(2)	—	(7)	—	(20)	—	(29)
Recoveries	—	1	4	—	2	—	7
Ending allowance balance	$31	$23	$29	$26	$16	$1	$126
Nine Months Ended September 30, 2021
Beginning balance	$49	$25	$39	$84	$51	$4	$252
(Benefit) Provision	(4)	(10)	(6)	(49)	(17)	(1)	(87)
Charge-offs	(4)	(1)	(3)	—	(7)	—	(15)
Recoveries	2	1	2	—	16	—	21
Ending allowance balance	$43	$15	$32	$35	$43	$3	$171
(1)Includes LGG.

The ALLL was $126 million at September 30, 2022 and $154 million at December 31, 2021. The decrease in the allowance is primarily reflective of changes in our economic forecast and judgment we applied related to those forecasts and underlying borrower credit as a result of the ongoing COVID-19 pandemic.

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

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI (3) (4) (5)
	(Dollars in millions)
September 30, 2022
Consumer loans
Residential first mortgage	$10	$3	$82	$95	$3,052	$3,147
Home equity	3	1	8	12	757	769
Other	3	3	4	10	1,401	1,411
Total consumer loans	16	7	94	117	5,210	5,327
Commercial loans
Commercial real estate	—	—	—	—	3,721	3,721
Commercial and industrial	—	5	—	5	3,183	3,188
Warehouse lending	2	4	2	8	3,549	3,557
Total commercial loans	2	9	2	13	10,453	10,466
Total loans (2)	$18	$16	$96	$130	$15,663	$15,793
December 31, 2021
Consumer loans
Residential first mortgage	$14	$34	$49	$97	$1,439	$1,536
Home equity	8	1	9	18	595	613
Other	4	1	4	9	1,227	1,236
Total consumer loans	26	36	62	124	3,261	3,385
Commercial loans
Commercial real estate	—	—	—	—	3,223	3,223
Commercial and industrial	—	—	32	32	1,794	1,826
Warehouse lending	—	—	—	—	4,974	4,974
Total commercial loans	—	—	32	32	9,991	10,023
Total loans (2)	$26	$36	$94	$156	$13,252	$13,408
(1)Includes less than 90 days past due performing loans which are placed in nonaccrual. Interest is not being accrued on these loans.
(2)Includes $8 million and $9 million of past due loans accounted for under the fair value option as of September 30, 2022 and December 31, 2021.
(3)Collateral dependent loans totaled $108 million at both September 30, 2022 and December 31, 2021. The majority of these loans are secured by real estate.
(4)The interest income recognized on impaired loans was less than $1 million for the three months ended September 30, 2022 and December 31, 2021.
(5)The delinquency status for loans in forbearance is frozen for loans at inception of the forbearance period and will resume when the borrower's forbearance period ends.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued for the three months ended September 30, 2022 was less than $1 million. At September 30, 2022 and December 31, 2021, we had no loans 90 days or greater past due and still accruing interest.

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

The reserve for unfunded commitments is reflected in other liabilities on the Consolidated Statements of Financial Condition and was $14 million as of September 30, 2022, compared to $16 million as of December 31, 2021.

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

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
September 30, 2022
Consumer loans
Residential first mortgage	$19	$28	$47
Home equity	6	2	8
Total TDRs (1)(2)	$25	$30	$55
December 31, 2021
Consumer loans
Residential first mortgage	$14	$11	$25
Home equity	8	2	10
Total consumer TDR loans (1)(2)	22	13	35
Commercial loans
Commercial and industrial	2	—	2
Total commercial TDR loans	2	—	2
Total TDRs (1)(2)	$24	$13	$37
(1)The ALLL on TDR loans totaled $3 million and $4 million at September 30, 2022 and December 31, 2021, respectively.
(2)Includes $3 million and $5 million of TDR loans accounted for under the fair value option at September 30, 2022 and December 31, 2021, respectively.
The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)
	(Dollars in millions)
Three Months Ended September 30, 2022
Residential first mortgages	60	$13	$14
Home equity (2)(3)	2	—	—
Consumer	—	—	—
Total TDR loans	62	$13	$14
Three Months Ended September 30, 2021
Residential first mortgages	21	$8	$8
Home equity (2)(3)	1	—	—
Total TDR loans	22	$8	$8

Nine Months Ended September 30, 2022
Residential first mortgages	101	$24	$25
Home equity (2)(3)	3	—	—
Consumer	2	—	—
Total TDR loans	106	$24	$25
Nine Months Ended September 30, 2021
Residential first mortgages	32	$14	$14
Home equity (2)(3)	2	—	—
Commercial Real Estate	1	2	2
Total TDR loans	35	$16	$16
(1)Post-modification balances include past due amounts that are capitalized at modification date.
(2)Home equity post-modification UPB reflects write downs.
(3)Includes loans carried at the fair value option.

    There were no loans modified in the previous 12 months that subsequently defaulted during the three months ended September 30, 2022. All TDR classes within the consumer and commercial loan portfolios are considered subsequently defaulted when they are greater than 90 days past due within 12 months of the restructuring date.

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

Payment activity, credit rating and LTVs have the most significant impact on the ACL for consumer loans. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	Term Loans
	Amortized Cost Basis by Closing Year
As of September 30, 2022	2022	2021	2020	2019	2018	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
Pass	$1,879	$309	$167	$181	$62	$353	$88	$5	$3,044
Watch	1	1	1	—	—	2	—	—	5
Substandard	—	1	4	22	12	33	—	3	75
Home Equity
Pass	6	3	3	11	3	12	687	35	760
Watch	—	—	—	—	—	—	—	1	1
Substandard	—	—	—	—	—	2	2	3	7
Other Consumer
Pass	18	21	18	27	9	1,012	21	279	1,405
Watch	—	—	—	—	—	3	—	—	3
Substandard	—	—	—	—	—	3	1	—	4
Total Consumer Loans (1)(2)	$1,904	$335	$193	$241	$86	$1,420	$799	$326	$5,304
(1)Excludes loans carried under the fair value option.
(2)The delinquency status for loans in forbearance are frozen for loans at inception of the forbearance period and will resume when the borrower's forbearance period ends.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	Term Loans
	Amortized Cost Basis by Closing Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
Pass	$318	$197	$233	$89	$108	$407	$82	$10	$1,444
Watch	—	1	12	3	4	11	—	3	34
Substandard	1	3	7	8	2	21	—	1	43
Home Equity
Pass	4	4	15	6	3	15	508	49	604
Watch	—	—	—	—	—	—	—	1	1
Substandard	—	—	—	—	—	1	2	3	6
Other Consumer
Pass	380	227	226	101	1	5	284	5	1,229
Watch	—	—	1	1	—	—	—	—	2
Substandard	1	1	2	1	—	—	—	—	5
Total Consumer Loans (1)(2)	$704	$433	$496	$209	$118	$460	$876	$72	$3,368
(1)Excludes loans carried under the fair value option.
(2)The delinquency status for loans in forbearance are frozen for loans at inception of the forbearance period and will resume when the borrower's forbearance period ends.

The following table presents the amortized cost in residential and consumer loans based on credit scores:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	FICO Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of September 30, 2022	2022	2021	2020	2019	2018	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>750	$1,025	$168	$76	$86	$27	$204	$50	$2	$1,638
700-750	827	81	52	51	26	124	28	4	1,193
<700	28	62	44	66	21	60	10	2	293
Home Equity
>750	2	1	1	3	1	3	334	8	353
700-750	3	2	1	5	1	7	295	19	333
<700	1	—	1	3	1	4	60	12	82
Other Consumer
>750	18	21	18	27	9	1,016	8	172	1,289
700-750	—	—	—	—	—	1	9	87	97
<700	—	—	—	—	—	1	5	20	26
Total Consumer Loans (1)	$1,904	$335	$193	$241	$86	$1,420	$799	$326	$5,304
(1)Excludes loans carried under the fair value option.

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	FICO Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>750	$139	$94	$107	$40	$70	$212	$49	$5	$716
700-750	117	58	69	36	36	161	22	6	505
<700	63	49	76	24	8	66	11	3	300
Home Equity
>750	2	2	4	2	1	4	238	13	266
700-750	2	1	6	2	1	6	210	22	250
<700	—	1	5	2	1	6	62	18	95
Other Consumer
>750	251	162	142	56	1	4	273	3	892
700-750	128	62	79	39	—	1	7	—	316
<700	2	4	8	8	—	—	4	2	28
Total Consumer Loans (1)	$704	$433	$496	$209	$118	$460	$876	$72	$3,368
(1)    Excludes loans carried under the fair value option.

Loan-to-value ratios primarily impact the allowance on mortgages within the consumer loan portfolio. The following tables present the amortized cost in residential first mortgages and home equity loans based on loan-to-value ratios:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	LTV Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of September 30, 2022	2022	2021	2020	2019	2018	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>90	$58	$82	$67	$115	$42	$27	$—	$—	$391
71-90	988	92	62	46	19	170	—	—	1,377
55-70	726	71	21	21	6	110	6	—	961
<55	108	66	22	21	7	81	82	8	395
Home Equity
>90	—	—	—	—	—	4	1	—	5
71-90	3	2	2	8	2	6	402	27	452
<=70	3	1	1	3	1	4	286	12	311
Total (1)	$1,886	$314	$175	$214	$77	$402	$777	$47	$3,892
(1)Excludes loans carried under the fair value option.

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	LTV Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Consumer Loans	(Dollars in millions)
Residential first mortgage
>90	$88	$74	$142	$53	$16	$16	$—	$—	$389
71-90	109	78	58	29	31	185	—	—	490
55-70	69	26	27	9	36	163	2	—	332
<55	53	23	25	9	31	75	80	14	310
Home Equity
>90	—	—	—	—	1	7	—	—	8
71-90	3	3	11	4	1	6	369	35	432
<=70	1	1	4	2	1	3	141	18	171
Total (1)	$323	$205	$267	$106	$117	$455	$592	$67	$2,132
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

Based on the most recent credit analysis performed, the amortized cost basis, by risk category for each class of loans within the commercial portfolio, is as follows:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of September 30, 2022	2022	2021	2020	2019	2018	Prior
Commercial Loans	(Dollars in million)
Commercial real estate
Pass	$431	$571	$194	$406	$250	$630	$880	$256	$3,618
Watch	—	—	6	2	10	52	32	—	102
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1	—	—	—	—	1
Commercial and industrial
Pass	246	212	64	151	24	50	2,303	—	3,050
Watch	—	54	9	—	4	1	17	—	85
Special mention	—	—	—	—	—	—	7	—	7
Substandard	—	—	21	—	17	2	6	—	46
Warehouse
Pass	3,484	—	—	—	—	—	—	—	3,484
Watch	45	—	—	—	—	—	—	—	45
Special mention	20	—	—	—	—	—	—	—	20
Substandard	8	—	—	—	—	—	—	—	8
Total commercial loans	$4,234	$837	$294	$560	$305	$735	$3,245	$256	$10,466

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial Loans	(Dollars in million)
Commercial real estate
Pass	$518	$257	$558	$313	$238	$402	$785	$—	$3,071
Watch	2	5	1	13	64	35	8	—	128
Special mention	—	—	2	—	—	—	—	—	2
Substandard	—	—	—	—	22	—	—	—	22
Commercial and industrial
Pass	257	81	156	30	95	7	1,059	—	1,685
Watch	4	4	10	9	—	—	44	—	71
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	17	18	2	—	33	—	70
Warehouse
Pass	4,834	—	—	—	—	—	—	—	4,834
Watch	140	—	—	—	—	—	—	—	140
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total commercial loans	$5,755	$347	$744	$383	$421	$444	$1,929	$—	$10,023

Note 5 - Loans with Government Guarantees

    Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the FHA until claimed. The Bank has a unilateral option to repurchase loans sold to GNMA if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. These loans are recorded in LGG and the liability to repurchase the loans is recorded in Other liabilities on the Consolidated Statements of Financial Condition. As of September 30, 2022, this liability was $156 million, as compared to $200 million as of December 31, 2021. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. We have reserved for these risks within other assets and as a component of our ACL on residential first mortgages.

At September 30, 2022 and December 31, 2021, LGG totaled $1.4 billion and $1.7 billion, respectively.

    Repossessed assets and the associated claims related to government guaranteed loans are recorded in other assets and totaled $13 million and $7 million, at September 30, 2022 and December 31, 2021, respectively.

Note 6 - Variable Interest Entities

    We have no consolidated VIEs as of September 30, 2022 and December 31, 2021.

    In connection with our non-qualified mortgage securitization activities, we have retained a five percent interest in the investment securities of certain trusts ("other MBS") and are contracted as the servicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Financial Condition. The Bank’s maximum exposure to loss is limited to our five percent retained interest in the investment securities that had a fair value of $207 million as of September 30, 2022 as well as the standard representations and warranties made in conjunction with the loan transfers. See Note 2 - Investment Securities and Note 16 - Fair Value Measurements, for additional information.

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

Changes in the fair value of residential first mortgage MSRs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Balance at beginning of period	$622	$342	$392	$329
Additions from loans sold with servicing retained	109	67	262	196
Purchases	286	—	322	—
Reductions from sales	—	(62)	(32)	(158)
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(27)	(14)	(50)	(85)
Changes in estimates of fair value due to interest rate risk (1) (2)	36	7	132	58
Fair value of MSRs at end of period	$1,026	$340	$1,026	$340
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

    The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	September 30, 2022			December 31, 2021
		Fair value			Fair value
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
	(Dollars in millions)
Option adjusted spread	5.61%	$1,006	$987	7.12%	$383	$374
Constant prepayment rate	7.76%	995	968	9.24%	373	355
Weighted average cost to service per loan	$68.03	1,016	1,006	$79.38	387	383

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

    The following table summarizes income and fees associated with owned MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net return (loss) on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$59	$27	$121	$87
Decreases in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other	(27)	(14)	(50)	(85)
Changes in fair value due to interest rate risk	36	7	132	58
Loss on MSR derivatives (2)	(44)	(5)	(128)	(43)
Net transaction costs	2	(6)	2	(13)
Total return included in net return on mortgage servicing rights	$26	$9	$77	$4
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

    The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$38	$36	$112	$101
Charges on subserviced custodial balances (2)	(17)	(3)	(23)	(8)
Other servicing charges	(2)	(3)	(4)	(8)
Total income on mortgage loans subserviced, included in loan administration	$19	$30	$85	$85
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

    Derivatives designated as hedging instruments: We have designated certain interest rate swaps as fair value hedges of our subordinated debt. Cash flows and the income impact associated with designated hedges are reported in the same category as the underlying hedged item. We have also designated certain interest rate swaps as cash flow hedges on LIBOR and SOFR based variable interest payments on certain commercial loans. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statement of Financial Condition and reclassified into interest income in the same period in which the hedge transaction is recognized in earnings.

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

We had $41 million (net-of-tax) of unrealized gains on de-designated cash flow hedges recorded in AOCI as of September 30, 2022. The estimated amount to be reclassified from OCI into earnings on de-designated hedging relationships during the next 12 months represents $10 million (net-of-tax) of gains. We had $92 million (net-of-tax) of unrealized losses on derivatives designated in hedge relationships as of September 30, 2022. The estimated amount to be reclassified from OCI into earnings during the next 12 months beginning September 30, 2022 represents $11 million (net-of-tax) of losses. At December 31, 2021, we had $20 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in AOCI.

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were and are expected to be highly effective as of September 30, 2022.

    The following tables present the notional amount, estimated fair value and maturity of our derivative financial instruments:

	September 30, 2022 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow and fair value hedge relationships:
Liabilities
Interest rate swaps on commercial loans	$2,800	$2	2025
Interest rate swaps on subordinated debt	150	—	2025
Total	$2,950	$2
Derivatives not designated as hedging instruments:
Assets
Futures	$1,961	$3	2022-2023
Mortgage-backed securities forwards	2,778	162	2022
Rate lock commitments	1,925	10	2022
Interest rate swaps and swaptions	7,487	179	2022-2032
Total	$14,151	$354
Liabilities
Futures	$—	$—	2022
Mortgage-backed securities forwards	263	22	2022
Rate lock commitments	1,360	29	2022
Interest rate swaps	2,528	71	2022-2052
Total	$4,151	$122
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
	(Dollars in millions)
September 30, 2022
Derivatives designated as hedging instruments:
Liabilities
Interest rate swaps on subordinated debt	$—	$—	$—	$—	$2
Interest rate swaps on commercial loans	2	—	2	—	44
Total derivative liabilities	$2	$—	$2	$—	$46

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$162	$—	$162	$—	$106
Interest rate swaps and swaptions (1)	179	—	179	—	83
Futures	3	—	3	—	1
Total derivative assets	$344	$—	$344	$—	$190
Liabilities
Mortgage-backed securities forwards	$22	$—	$22	$—	$12
Interest rate swaps	71	—	71	—	35
Total derivative liabilities	$93	$—	$93	$—	$47

December 31, 2021
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on AFS securities	$—	$—	$—	$—	$1
Total derivative assets	$—	$—	$—	$—	$1
Liabilities
Interest rate swaps on AFS securities	$—	$—	$—	$—	$4
Interest rate swaps on HFI residential first mortgages	—	—	—	—	1
Interest rate swaps on custodial deposits	—	—	—	—	9
Total derivative liabilities	$—	$—	$—	$—	$14

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$10	$—	$10	$—	$12
Interest rate swaptions (1)	77	—	77	—	17
Total derivative assets	$87	$—	$87	$—	$29
Liabilities
Mortgage-backed securities forwards	$14	$—	$14	$—	$9
Interest rate swaps	6	—	6	—	24
Total derivative liabilities	$20	$—	$20	$—	$33
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior day's fair value of open positions is considered settlement of the derivative position for accounting purposes.

Gains of $2 million and $12 million on cash flow hedging relationships of commercial loans were reclassified from AOCI into interest income during the three and nine months ended September 30, 2022, respectively. There were no cash flow hedging relationships of commercial loans during the three and nine months ended September 30, 2021.

Gains of $2 million and $6 million on the de-designated cash flow hedging relationships of custodial deposits were reclassified from AOCI into loan administration income during the three and nine months ended September 30, 2022, respectively. Losses of $1 million and $3 million on cash flow hedging relationships of custodial deposits were reclassified from AOCI into loan administration income during the three and nine months ended September 30, 2021, respectively.

Gains of $2 million and $3 million on the de-designated fair value hedging relationships of AFS securities were recorded in interest income for the three and nine months ended September 30, 2022, respectively. Losses of $1 million and $3 million on fair value hedging relationships of AFS securities were recorded in interest income for the three and nine months ended September 30, 2021, respectively.

Gains and losses on the de-designated fair value hedging relationships of HFI residential first mortgages for the three and nine months ended September 30, 2022 and September 30, 2021 were de-minimis.

At September 30, 2022, we pledged a total of $133 million related to derivative financial instruments, consisting of $27 million of cash collateral on derivative liabilities and $106 million of maintenance margin on centrally cleared derivatives. We had an obligation to return a total of $152 million of cash collateral on derivative assets at September 30, 2022. We pledged a total of $66 million related to derivative financial instruments, consisting of $28 million of cash collateral on derivative liabilities and $38 million of maintenance margin on centrally cleared derivatives and had a $12 million obligation to return cash on derivative assets at December 31, 2021. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and other liabilities and the cash pledged as maintenance margin is restricted and included in other assets.

    The following table presents net gain recognized in income on derivative instruments, net of the impact of offsetting positions:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of gain (loss)
Futures	Net return on mortgage servicing rights	$(12)	$—	$(7)	$—
Interest rate swaps and swaptions	Net return on mortgage servicing rights	124	(3)	76	(30)
Mortgage-backed securities forwards	Net return on mortgage servicing rights	99	(1)	60	(12)
Rate lock commitments and MSR forwards	Net gain on loan sales	(60)	23	(73)	8
Forward commitments	Other noninterest income	8	—	5	—
Interest rate swaps (1)	Other noninterest income	(6)	—	(4)	2
Total derivative gain (loss)		$153	$19	$57	$(32)
(1)Includes customer-initiated commercial interest rate swaps.

Note 9 - Borrowings

Federal Home Loan Bank Advances and Other Borrowings

    The following is a breakdown of our FHLB advances and other borrowings outstanding:

	September 30, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$3,450	3.00%	$1,600	0.19%
Other short-term borrowings	0	—%	280	0.11%
Total short-term Federal Home Loan Bank advances and other borrowings	3,450		1,880
Long-term fixed rate advances	1,000	1.35%	1,400	0.90%
Total Federal Home Loan Bank advances and other borrowings	$4,450		$3,280

    The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Maximum outstanding at any month end	$4,700	$5,595	$4,700	$5,595
Average outstanding balance	3,694	4,080	2,579	3,894
Average remaining borrowing capacity	1,993	5,705	3,222	5,495
Weighted average interest rate	1.96%	0.42%	1.42%	0.43%

    The following table outlines the maturity dates of our FHLB advances and other borrowings:

September 30, 2022
(Dollars in millions)
2022	$3,450
2023	250
2024	—
2025	—
Thereafter	750
Total	$4,450

Parent Company Senior Notes, Subordinated Notes and Trust Preferred Securities

    The following table presents long-term debt, net of debt issuance costs:

	September 30, 2022		December 31, 2021
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Subordinated Notes
Notes, matures 2030	143	4.125%	149	4.125%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
3.25%, matures 2032	26	6.89%	26	3.47%
3.25%, matures 2033	26	5.76%	26	3.37%
3.25%, matures 2033	26	6.92%	26	3.47%
2.00%, matures 2035	26	4.51%	26	2.12%
2.00%, matures 2035	26	4.51%	26	2.12%
1.75%, matures 2035	51	5.04%	51	1.95%
1.50%, matures 2035	25	4.01%	25	1.62%
1.45%, matures 2037	25	4.74%	25	1.65%
2.50%, matures 2037	16	5.79%	16	2.70%
Total Trust Preferred Securities	247		247
Total other long-term debt	$390		$396

Subordinated Notes

On October 28, 2020, we issued $150 million of Subordinated Debt (the "Notes") with a maturity date of November 1, 2030. The Notes bear interest at a fixed rate of 4.125 percent through October 31, 2025, and a variable rate tied to SOFR thereafter until maturity. We have the option to redeem all or a part of the Notes beginning on November 1, 2025, and on any subsequent interest payment date. The Notes qualify as Tier 2 capital for regulatory purposes. We have designated this instrument in a fair value hedge relationship effective on March 30, 2022. As of September 30, 2022, this includes a fair value basis adjustment of $6 million.

Trust Preferred Securities

    We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued junior subordinated debt securities to those trusts, which we have included in long-term debt. The junior subordinated debt securities are the sole assets of those trusts. The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of September 30, 2022, we had no deferred interest.

Note 10 - Accumulated Other Comprehensive Income (Loss)

    The following table sets forth the components in AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Investment Securities
Beginning balance	$(111)	$35	$15	$52
Unrealized loss	(119)	(11)	(278)	(33)
Less: Tax benefit	(32)	(3)	(65)	(8)
Net unrealized loss	(87)	(8)	(213)	(25)
Other comprehensive loss, net of tax	(87)	(8)	(213)	(25)
Ending balance	$(198)	$27	$(198)	$27

Cash Flow Hedges
Beginning balance	$12	$10	$20	$(5)
Unrealized (loss) gain	(79)	2	(74)	19
Less: Tax (benefit) provision	(19)	1	(17)	5
Net unrealized (loss) gain	(60)	1	(57)	14
Reclassifications (into) out of AOCI (1)	(4)	1	(18)	3
Less: Tax (benefit) provision	(1)	1	(4)	1
Other comprehensive (loss) income, net of tax	(63)	1	(71)	16
Ending balance	$(51)	$11	$(51)	$11
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

    The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions, except share data)
Net income applicable to common shareholders	$73	$152	$186	$448
Weighted Average Shares
Weighted average common shares outstanding	53,330,518	52,862,288	53,273,743	52,767,923
Effect of dilutive securities
Stock-based awards	279,748	797,134	300,947	731,366
Weighted average diluted common shares	53,610,266	53,659,422	53,574,690	53,499,289
Earnings per common share
Basic earnings per common share	$1.36	$2.87	$3.49	$8.48
Effect of dilutive securities
Stock-based awards	(0.01)	(0.04)	(0.02)	(0.11)
Diluted earnings per common share	$1.35	$2.83	$3.47	$8.37

Note 12 - Stock-Based Compensation

    We had stock-based compensation expense of $3 million and $7 million for the three and nine months ended September 30, 2022, respectively, and $3 million and $10 million for the three and nine months ended September 30, 2021, respectively.

Restricted Stock and Restricted Stock Units

    The following table summarizes restricted stock and restricted stock units activity:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Shares	Weighted — Average Grant-Date Fair Value per Share	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	801,377	$36.89	600,573	$36.61
Granted	14,618	36.86	441,836	36.90
Vested	(194)	42.88	(177,392)	36.92
Canceled and forfeited	(32,774)	37.46	(81,990)	35.12
Non-vested balance at end of period	783,027	$36.86	$783,027	$36.86

Note 13 - Income Taxes

    The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

    The following table presents our provision for income tax and effective tax provision rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Income before income taxes	$92	$198	$237	$581
Provision for income taxes	19	46	51	133
Effective tax provision rate	21.3%	23.2%	21.6%	22.9%

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

    To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1 and total capital ratios as set forth in the tables below. We, along with the Bank, are considered "well-capitalized" at both September 30, 2022 and December 31, 2021.

    The following tables present the regulatory capital requirements under the applicable Basel III based U.S. capital rules:

Flagstar Bancorp	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
September 30, 2022
Tier 1 capital (to adjusted avg. total assets)	$2,759	11.06%	$998	4.0%	$1,247	5.0%
Common equity Tier 1 capital (to RWA)	2,519	11.97%	947	4.5%	1,368	6.5%
Tier 1 capital (to RWA)	2,759	13.11%	1,263	6.0%	1,684	8.0%
Total capital (to RWA)	3,015	14.32%	1,684	8.0%	2,105	10.0%
December 31, 2021
Tier 1 capital (to adjusted avg. total assets)	$2,798	10.54%	$1,062	4.0%	$1,327	5.0%
Common equity Tier 1 capital (to RWA)	2,558	13.19%	873	4.5%	1,261	6.5%
Tier 1 capital (to RWA)	2,798	14.43%	1,164	6.0%	1,552	8.0%
Total capital (to RWA)	3,080	15.88%	1,552	8.0%	1,940	10.0%

Flagstar Bank	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
September 30, 2022
Tier 1 capital (to adjusted avg. total assets)	$2,741	10.99%	$998	4.0%	$1,247	5.0%
Common equity Tier 1 capital (to RWA)	2,741	12.96%	951	4.5%	1,374	6.5%
Tier 1 capital (to RWA)	2,741	12.96%	1,269	6.0%	1,691	8.0%
Total capital (to RWA)	2,853	13.49%	1,691	8.0%	2,114	10.0%
December 31, 2021
Tier 1 capital (to adjusted avg. total assets)	$2,706	10.21%	$1,060	4.0%	$1,325	5.0%
Common equity Tier 1 capital (to RWA)	2,706	13.96%	872	4.5%	1,260	6.5%
Tier 1 capital (to RWA)	2,706	13.96%	1,163	6.0%	1,551	8.0%
Total capital (to RWA)	2,839	14.65%	1,551	8.0%	1,938	10.0%

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

At September 30, 2022, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements or that the ultimate outcome of these actions will have a materially adverse effect on our financial condition, results of operations or cash flows.

Other litigation accruals

    At September 30, 2022 and December 31, 2021, our total accrual for contingent liabilities and settled litigation was $11 million and $9 million, respectively.

Commitments

    In the normal course of business, we have various commitments outstanding which are not included on our Consolidated Statements of Financial Condition. The following table is a summary of the contractual amount of significant commitments:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Commitments to extend credit
Mortgage loan commitments including interest rate locks	$3,285	$5,539
Warehouse loan commitments	8,013	6,840
Commercial and industrial commitments	2,083	1,582
Other construction commitments	3,259	2,719
HELOC commitments	1,071	631
Other consumer commitments	734	273
Standby and commercial letters of credit	121	107

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

    We maintain a reserve for estimated lifetime credit losses in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded and standby and commercial letters of credit. A reserve balance of $14 million at September 30, 2022 and $16 million at December 31, 2021, respectively, is reflected in other liabilities on the Consolidated Statements of Financial Condition. See Note 4 - Loans Held-for-Investment for additional information.

    Supplemental executive retirement plan with former CEO. The Company entered into a supplemental executive retirement plan (“SERP”) with a former CEO in 2009. In the second quarter of 2021, we entered into a settlement agreement with the former CEO that terminates the SERP and all other prior employment agreements in exchange for a maximum payment of $6 million which remains subject to regulatory approval as of September 30, 2022.

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

	September 30, 2022
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,840	$—	$1,840
Agency - Residential	—	507	—	507
Municipal obligations	—	14	—	14
Corporate debt obligations	—	58	—	58
Other MBS	—	207	—	207
Certificate of deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	1,822	—	1,822
Loans held-for-investment
Residential first mortgage loans	—	24	—	24
Mortgage servicing rights	—	—	1,026	1,026
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	10	10
Futures	—	3	—	3
Mortgage-backed securities forwards	—	162	—	162
Interest rate swaps and swaptions	—	179	—	179
Total assets at fair value	$—	$4,817	$1,036	$5,853
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(29)	$(29)
Mortgage backed securities forwards	—	(22)	—	(22)
Interest rate swaps	—	(71)	—	(71)
Total liabilities at fair value	$—	$(93)	$(29)	$(122)

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Loans held-for-sale
Residential first mortgage loans	$—	$4,920	$—	$4,920
Investment securities available-for-sale
Agency - Commercial	—	747	—	747
Agency - Residential	—	696	—	696
Other MBS	—	267	—	267
Corporate debt obligations	—	73	—	73
Municipal obligations	—	20	—	20
Certificate of deposit	—	1	—	1
Derivative assets
Interest rate swaps and swaptions	—	77	—	77
Rate lock commitments (fallout-adjusted)	—	—	54	54
Mortgage-backed securities forwards	—	10	—	10
Loans held-for-investment
Residential first mortgage loans	—	15	—	15
Home equity	—	—	1	1
Mortgage servicing rights	—	—	392	392
Total assets at fair value	$—	$6,826	$447	$7,273
Derivative liabilities
Mortgage-backed securities forwards	$—	$(14)	$—	$(14)
Interest rate swaps and swaptions	—	(5)	—	(5)
Rate lock commitments (fallout-adjusted)	—	—	(1)	(1)
Total liabilities at fair value	$—	$(19)	$(1)	$(20)

Fair Value Measurements Using Significant Unobservable Inputs

    The following tables include a roll forward of the Consolidated Statements of Financial Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

	Balance at Beginning of Period	Total Gains (Losses) Recorded in Earnings	Purchases / Closings	Sales	Settlement	Transfers Out	Balance at End of Period
	(Dollars in millions)
Three Months Ended September 30, 2022
Assets
Mortgage servicing rights (1)	$622	$9	$395	$—	$—	$—	$1,026
Rate lock commitments (net) (1)(2)	25	(56)	34	—	—	(22)	(19)
Totals	$647	$(47)	$429	$—	$—	$(22)	$1,007

Three Months Ended September 30, 2021
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$(1)	$—	$1
Mortgage servicing rights (1)	342	(7)	67	(62)	—	—	340
Rate lock commitments (net) (1)(2)	114	38	135	—	—	(202)	85
Totals	$458	$31	$202	$(62)	$(1)	$(202)	$426
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

	Balance at Beginning of Period	Total Gains (Losses) Recorded in Earnings	Purchases / Closings	Sales	Settlement	Transfers Out	Balance at End of Period
	(Dollars in millions)
Nine Months Ended September 30, 2022
Assets
Mortgage servicing rights (1)	$392	$82	$584	$(32)	$—	$—	$1,026
Rate lock commitments (net) (1)(2)	53	(211)	182	—	—	(43)	(19)
Totals	$445	$(129)	$766	$(32)	$—	$(43)	$1,007

Nine Months Ended September 30, 2021
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$(1)	$—	$1
Mortgage servicing rights (1)	329	(27)	196	(158)	—	—	340
Rate lock commitments (net) (1)(2)	208	(84)	519	—	—	(558)	85
Totals	$539	$(111)	$715	$(158)	$(1)	$(558)	$426
Liabilities
DOJ Liability	$(35)	$(35)	$—	$—	$70	$—	$—
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
	(Dollars in millions)
September 30, 2022
Assets
Loans held-for-investment
Mortgage servicing rights	$1,026	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	5.3% - 21.6% (5.6%) 0% - 10.1% (7.8%) $65 - $90 ($68)	(1)
Rate lock commitments (net)	$(19)	Consensus pricing	Origination pull-through rate	71.5%	(1)
(1)Unobservable inputs were weighted by their relative fair value of the instruments.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
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

    MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For September 30, 2022 and December 31, 2021, the weighted average life (in years) for the entire MSR portfolio was 7.5 and 5.8, respectively.

    DOJ Liability. The DOJ Liability was settled for $70 million in the second quarter of 2021, fully satisfying the Amendment and reducing the liability to $0 at September 30, 2022. Prior to settlement, the significant unobservable inputs used in the fair value measurement of the DOJ Liability were the discount rate, asset growth rate, return on assets, dividend rate and potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

    We also have assets that are subject to measurement at fair value on a nonrecurring basis under certain conditions. The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Losses
	(Dollars in millions)
September 30, 2022
Loans held-for-sale (2)	$8	$8	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	54	—	54	(2)
Repossessed assets (3)	6	—	6	(1)
Totals	$68	$8	$60	$(4)
December 31, 2021
Loans held-for-sale (2)	$116	$116	$—	$(1)
Commercial loans	18	—	18	—
Impaired loans held-for-investment (2)
Residential first mortgage loans	36	—	36	(5)
Repossessed assets (3)	6	—	6	(1)
Totals	$176	$116	$60	$(7)
(1)The fair values are determined at various dates dependent upon when certain conditions were met requiring fair value measurement.
(2)Gains (losses) reflect fair value adjustments on assets for which we did not elect the fair value option.
(3)Gains (losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

    The following table presents the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
September 30, 2022
Impaired loans held-for-investment
Residential first mortgage loans (1)	$54	Fair value of collateral	Loss severity discount	0% - 100% (4.3%)
Repossessed assets (1)	$6	Fair value of collateral	Loss severity discount	0% - 75.6% (22.6%)
December 31, 2021
Impaired loans-held-for sale
Commercial loans (2)	$18	Fair value of collateral	Market price	N/A
Impaired loans held-for-investment
Residential first mortgage loans (1)	$36	Fair value of collateral	Loss severity discount	0% - 100% (12.7%)
Repossessed assets (1)	$6	Fair value of collateral	Loss severity discount	0% - 96.3% (19.8%)
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

Fair Value of Financial Instruments

    The following tables present the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	September 30, 2022
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$418	$418	$418	$—	$—
Investment securities available-for-sale	2,627	2,627	—	2,627	—
Investment securities held-to-maturity	159	145	—	145	—
Loans held-for-sale	1,830	1,830	—	1,830	—
Loans held-for-investment	15,793	15,364	—	23	15,341
Loans with government guarantees	1,370	1,370	—	1,370	—
Mortgage servicing rights	1,026	1,026	—	—	1,026
Federal Home Loan Bank stock	329	329	—	329	—
Bank owned life insurance	372	372	—	372	—
Repossessed assets	6	6	—	—	6
Other assets, foreclosure claims	13	13	—	13	—
Derivative financial instruments, assets	354	354	—	344	10
Liabilities
Retail deposits
Demand deposits and savings accounts	$(8,697)	$(7,132)	$—	$(7,132)	$—
Certificates of deposit	(851)	(838)	—	(838)	—
Wholesale deposits	(836)	(800)	—	(800)	—
Government deposits	(1,851)	(1,605)	—	(1,605)	—
Company controlled deposits	(4,356)	(4,237)	—	(4,237)	—
Federal Home Loan Bank advances	(4,450)	(4,441)	—	(4,441)	—
Long-term debt	(390)	(333)	—	(333)	—
Derivative financial instruments, liabilities	(122)	(122)	—	(93)	(29)

	December 31, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,051	$1,051	$1,051	$—	$—
Investment securities available-for-sale	1,804	1,804	—	1,804	—
Investment securities held-to-maturity	205	209	—	209	—
Loans held-for-sale	5,054	5,054	—	5,054	—
Loans held-for-investment	13,408	13,453	—	14	13,439
Loans with government guarantees	1,650	1,650	—	1,650	—
Mortgage servicing rights	392	392	—	—	392
Federal Home Loan Bank stock	377	377	—	377	—
Bank owned life insurance	365	365	—	365	—
Repossessed assets	6	6	—	—	6
Other assets, foreclosure claims	7	7	—	7	—
Derivative financial instruments, assets	141	141	—	87	54
Liabilities
Retail deposits
Demand deposits and savings accounts	$(9,313)	$(8,469)	$—	$(8,469)	$—
Certificates of deposit	(951)	(952)	—	(952)	—
Wholesale deposits	(1,141)	(1,137)	—	(1,137)	—
Government deposits	(2,000)	(1,904)	—	(1,904)	—
Company controlled deposits	(4,604)	(4,580)	—	(4,580)	—
Federal Home Loan Bank advances and other	(3,280)	(3,288)	—	(3,288)	—
Long-term debt	(396)	(340)	—	(340)	—
Derivative financial instruments, liabilities	(20)	(20)	—	(19)	(1)

Fair Value Option

    We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

    The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$(71)	$212	$(547)	$339
Loans held-for-investment
Other noninterest income	$—	$1	$—	$1

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	September 30, 2022			December 31, 2021
	UPB	Fair Value	Fair Value Over / (Under) UPB	UPB	Fair Value	Fair Value Over / (Under) UPB
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$18	$16	$(2)	$18	$16	$(2)
Loans held-for-investment	15	12	(3)	15	13	(2)
Total nonaccrual loans	$33	$28	$(5)	$33	$29	$(4)
Other performing loans
Loans held-for-sale	$1,956	$1,806	$(150)	$4,790	$4,904	$114
Loans held-for-investment	14	12	(2)	5	3	(2)
Total other performing loans	$1,970	$1,818	$(152)	$4,795	$4,907	$112
Total loans
Loans held-for-sale	$1,974	$1,822	$(152)	$4,808	$4,920	$112
Loans held-for-investment	29	24	(5)	20	16	(4)
Total loans	$2,003	$1,846	$(157)	$4,828	$4,936	$108

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

    The following tables present financial information by business segment for the periods indicated:

	Three Months Ended September 30, 2022
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$140	$42	$6	$31	$219
Provision (benefit) for credit losses	13	2	—	(10)	5
Net interest income after provision (benefit) for credit losses	127	40	6	41	214
Net gain on loan sales	—	32	—	—	32
Loan fees and charges	1	5	14	—	20
Net return on mortgage servicing rights	—	26	—	—	26
Loan administrative (expense) income	(1)	(7)	43	(17)	18
Other noninterest income (expense)	15	(3)	—	6	18
Total noninterest income	15	53	57	(11)	114
Compensation and benefits	27	32	17	37	113
Commissions	1	14	—	—	15
Loan processing expense	1	9	10	1	21
General, administrative and other	33	16	22	16	87
Total noninterest expense	62	71	49	54	236
Income (loss) before indirect overhead allocations and income taxes	80	22	14	(24)	92
Indirect overhead allocation (expense) income	(10)	(13)	(7)	30	—
Provision for income taxes	14	2	2	1	19
Net income	$56	$7	$5	$5	$73

Intersegment revenue (expense)	$9	$—	$12	$(21)	$—

Average balances
Loans held-for-sale	$—	$2,976	$—	$—	$2,976
Loans with government guarantees	—	1,275	—	—	1,275
Loans held-for-investment (2)	11,935	2,708	—	(3)	14,640
Total assets	12,247	8,622	70	4,209	25,148
Deposits	11,514	34	4,833	835	17,216
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

	Three Months Ended September 30, 2021
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$149	$72	$4	$(30)	$195
Provision (benefit) for credit losses	8	(2)	—	(29)	(23)
Net interest income after benefit for credit losses	141	74	4	(1)	218
Net gain on loan sales	—	169	—	—	169
Loan fees and charges	—	13	20	—	33
Net return on mortgage servicing rights	—	9	—	—	9
Loan administrative (expense) income	—	(7)	40	(2)	31
Other noninterest income	16	3	—	5	24
Total noninterest income	16	187	60	3	266
Compensation and benefits	24	48	16	42	130
Commissions	1	43	—	—	44
Loan processing expense	1	11	9	1	22
General, administrative and other	14	23	22	31	90
Total noninterest expense	40	125	47	74	286
Income (loss) before indirect overhead allocations and income taxes	117	136	17	(72)	198
Indirect overhead allocation (expense) income	(7)	(14)	(4)	25	—
Provision (benefit) for income taxes	23	26	3	(6)	46
Net income (loss)	$87	$96	$10	$(41)	$152

Intersegment revenue (expense)	$34	$—	$10	$(44)	$—

Average balances
Loans held-for-sale	$20	$7,819	$—	$—	$7,839
Loans with government guarantees	—	2,046	—	—	2,046
Loans held-for-investment (2)	11,846	1,683	—	11	13,540
Total assets	12,224	12,356	83	3,384	28,047
Deposits	12,116	40	6,249	1,281	19,686
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

	Nine Months Ended September 30, 2022
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$398	$144	$13	$22	$577
Provision (benefit) for credit losses	48	(1)	—	(55)	(8)
Net interest income after benefit for credit losses	350	145	13	77	585
Net gain on loan sales	—	104	—	—	104
Loan fees and charges	1	18	57	—	76
Net return on mortgage servicing rights	—	77	—	—	77
Loan administrative (expense) income	(2)	(21)	130	(23)	84
Other noninterest (expense) income	52	(7)	—	19	64
Total noninterest income	51	171	187	(4)	405
Compensation and benefits	83	114	51	114	362
Commissions	2	61	—	—	63
Loan processing expense	4	27	31	3	65
General, administrative and other	85	31	66	81	263
Total noninterest expense	174	233	148	198	753
Income (loss) before indirect overhead allocations and income taxes	227	83	52	(125)	237
Indirect overhead allocation (expense) income	(32)	(44)	(20)	96	—
Provision (benefit) for income taxes	37	6	7	1	51
Net income (loss)	$158	$33	$25	$(30)	$186

Intersegment revenue (expense)	$45	$14	$31	$(90)	$—

Average balances
Loans held-for-sale	$8	$3,779	$—	$—	$3,787
Loans with government guarantees	—	1,279	(1)	1	1,279
Loans held-for-investment (2)	11,488	1,976	—	(2)	13,462
Total assets	11,849	8,374	123	4,051	24,397
Deposits	11,753	37	4,870	935	17,595
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

	Nine Months Ended September 30, 2021
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$454	$186	$11	$(85)	$566
Provision (benefit) for credit losses	(5)	(7)	—	(83)	(95)
Net interest income after benefit for credit losses	459	193	11	(2)	661
Net gain on loan sales	—	564	—	—	564
Loan fees and charges	1	55	57	(1)	112
Net return on mortgage servicing rights	—	4	—	—	4
Loan administrative (expense) income	(1)	(26)	120	(8)	85
Other noninterest income	49	8	—	20	77
Total noninterest income	49	605	177	11	842
Compensation and benefits	75	151	47	123	396
Commissions	2	155	—	(1)	156
Loan processing expense	4	34	24	3	65
General, administrative and other	46	65	66	128	305
Total noninterest expense	127	405	137	253	922
Income (loss) before indirect overhead allocations and income taxes	381	393	51	(244)	581
Indirect overhead allocation (expense) income	(26)	(50)	(14)	90	—
Provision (benefit) for income taxes	75	72	8	(22)	133
Net income (loss)	$280	$271	$29	$(132)	$448

Intersegment revenue (expense)	$93	$(3)	$33	$(123)	$—

Average balances
Loans held-for-sale	$14	$7,389	$—	$—	$7,403
Loans with government guarantees	—	2,296	—	(1)	2,295
Loans held-for-investment (2)	12,156	1,865	—	22	14,043
Total assets	12,518	12,462	246	3,475	28,701
Deposits	11,872	26	6,525	1,175	19,598
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to LHFI.

Note 18 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

    We did not adopt any ASU's during the quarter ended September 30, 2022.

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

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures. As of September 30, 2022, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s Management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of September 30, 2022.
(b)Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended September 30, 2022.
Issuer Purchases of Equity Securities

    The Company made no purchases of its equity securities during the quarter ended September 30, 2022.

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

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2022, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	November 8, 2022	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)